Form 10-K
period 2021-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-02-03
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2021 using our closing price on June 30, 2021 was $2,549,597,516.

As of February 1, 2022, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 43,766,276 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 31,099,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

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

We have been involved in the sports entertainment business for four decades, and have developed WWE into one of the most popular brands in global entertainment today. We are principally engaged in the production and distribution of unique and creative content through various channels, including the premium over-the-top network (“WWE Network”) monetized through license arrangements or through direct-to-consumer subscriptions, content rights agreements, premium live event programming, filmed entertainment, live events, licensing of various WWE themed products, and the sale of consumer products featuring our brands. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars, and our consistently innovative and multi-faceted storylines. Our distribution platforms provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent globally across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with ticketed audiences, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Media

Media net revenues were $936.2 million, $868.2 million and $743.1 million, representing 85%, 89% and 77% of total net revenues in 2021, 2020 and 2019, respectively.

Network

WWE Network launched in February 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. In connection with our multi-year agreement with Peacock TV LLC (“Peacock”), an affiliate of NBCU, beginning on March 18, 2021, the Peacock paid streaming service is the exclusive home to WWE Network in the United States. The content licensed via Peacock includes WWE’s premium live event content, second runs of our in-ring television programming, original and archival content, as well as new WWE Network content. Our subscription-based WWE Network is still available in most international markets other than embargoed countries, including the United Kingdom, Germany and Australia, among others. Subscribers can access all of WWE’s premium live events, exclusive original programming and our video-on-demand library.

In addition to our premium live events, WWE Network content also includes exclusive original programming, groundbreaking documentaries, reality shows and in-ring specials, including WWE Ruthless Aggression, Steve Austin’s Broken Skull Sessions and WWE’s The Bump. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the popularity of WWE Network, which premiered nearly 380 hours of original content during 2021.

Core Content Rights Fees

Leveraging our expertise in live event television production, we currently produce seven hours of original weekly domestic television programming, RAW, SmackDown and NXT, our core content. RAW and NXT are licensed domestically under multi-year contracts with NBCU, while SmackDown is licensed domestically under a multi-year contract with Fox Network. We also distribute second runs of RAW and NXT to Hulu, which are available after the original first run airing dates on television, along with a wide selection of other WWE content.

RAW is a three-hour live primetime program airing on Mondays, which ranks among the most watched regularly scheduled programs on primetime cable television. RAW remains the longest running weekly episodic program in primetime television history, with over 1,450 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable entertainment network.

SmackDown is a two-hour live primetime program airing on Fridays on Fox Network. SmackDown continues to be the second longest running weekly episodic program in primetime TV history, second only to RAW.

NXT is a two-hour live primetime program airing on Tuesday nights on USA Network. The weekly program continues to air on WWE Network shortly after the initial run on USA Network.

WWE’s TV-PG, family-friendly television programming, including RAW and SmackDown, can be seen in more than one billion homes and in 30 languages around the world. Our international broadcast partners currently include: BT Sport in the United Kingdom; Sony Ten in India and Rogers in Canada, among many others.

Advertising and Sponsorships

WWE utilizes a multitude of platforms, including the Internet and social media, to promote our brands, market and distribute our content and digital products, create a community experience among our fans and sell advertising across these various platforms. WWE currently streams its media content on select social media platforms, such as YouTube and Facebook. WWE surpassed 85 million subscribers on YouTube, and consistently ranks among the top viewed channels, with nearly 15 billion views of WWE content in 2021. The Company also receives advertising revenues from YouTube and Facebook based on viewership data of our content. In 2021, WWE had over 1.2 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, TikTok, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of over four million monthly unique visitors worldwide during 2021. These visitors viewed an average of 44 million pages and four million video streams per month. WWE short-form video and other content is available through our mobile partnerships. WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Spanish, Mandarin, French, German, Polish and Arabic. We monetize our digital advertising inventory on WWE.com in global markets via programmatic ad sales and relationships with sales agencies.

In addition, through our product integrations, we offer advertisers a full range of our promotional opportunities, including online and print advertising, on-air announcements and special appearances by our Superstars. These opportunities allow our advertisers and sponsors to engage consumers across a variety of our platforms. In 2021, we grew several partnerships with blue-chip brands, including Cricket, Credit One, Procter & Gamble, Applebee’s, Constellation Brands and Papa John’s Pizza. We also partnered with new advertisers, such as Netflix, Blue Triton, General Motors, Pizza Hut and Wendy’s. Our sponsors promote their products utilizing our digital media assets, including promotion on WWE.com as well as promotion through WWE Network and through our live events. Certain sponsorship sales related to WWE Network are shared with NBCU.

Other

Our Media segment also generates revenue from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming.

Our current reality-based television series is Miz and Mrs. This docuseries, which premiered in July 2018 on USA Network, chronicles the lives of WWE Superstars The Miz and Maryse. Following the success of the first two seasons in this series, USA Network has renewed the hit unscripted series for a third season, which is expected to air during 2022.

Our WWE Media team also develops and produces feature films, television (scripted, non-scripted), and digital content. In 2021, we secured partnerships for films, animated content, unscripted formats, scripted series and documentaries on a variety of platforms, including Netflix, A&E, Universal Television and other domestic and international platforms. Our partnership with A&E continued to expand with the creation of multiple documentaries, including WWE Legends and WWE’s Most Wanted Treasures, driving viewership gains on Sunday nights for the A&E network. We also entered the premium scripted space by announcing a partnership with Blumhouse for an original series, The United States of America Vs. Vince McMahon, which will be a fictionalized version of the 1994 trial.

Live Events

Live Events net revenues were $57.8 million, $19.9 million and $125.6 million, representing 5%, 2% and 13% of total net revenues in 2021, 2020 and 2019, respectively.

Our broad and talented roster of Superstars allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and the associated programming produced at our live events are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our premium live events which air on WWE Network and are also available via pay-per-view.

The global spread of COVID-19 and the various attempts to contain it have resulted in restrictions, postponements and cancellations of various events, and the cancellation of ticketed events due to public health concerns. The impact of COVID-19 was significant on our live events segment from March 2020 through the first half of 2021, as revenues are highly dependent on ticket sales at our live events. We held our annual WrestleMania events on April 10 and 11, 2021 with ticketed audiences, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

North American Ticket Sales

In 2021, following our return to live event touring after nearly a year and a half, we produced 88 live events (excluding NXT) throughout North America, entertaining over 605,000 fans at an average ticket price of $76.05. We held many of these live events at major stadiums and arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

International Ticket Sales

In 2021, following our return to live event touring, we produced 13 live events (excluding NXT) internationally, reaching nearly 60,000 fans at an average ticket price of $78.37. These events were held primarily in the United Kingdom during our international tour in September 2021. We also held one large-scale international event in 2021, for which we received a fixed fee.

Consumer Products

Consumer Products net revenues were $101.2 million, $86.1 million and $91.7 million, representing 9%, 9% and 10% of total net revenues in 2021, 2020 and 2019, respectively.

Consumer Product Licensing

We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of products, including video games, toys, apparel and books. Currently, we have relationships with more than 100 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products. Additionally, we continually seek new opportunities to partner with best-in-class organizations to develop new products for our fans and further expand our licensing business. In this regard, during 2021, we announced an exclusive multi-year agreement with Blockchain Creative Labs to launch a non-fungible token (“NFT”) marketplace for licensed digital WWE tokens and collectibles. During 2021, we also announced a multi-year agreement with the Panini Group that will make Panini WWE’s exclusive trading card and collectible sticker partner. Both licensing agreements will begin in the first quarter of 2022.

Video games and toys are among the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc., our master toy licensee, covering all global territories, and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") to produce and sell our branded console video games. WWE branded video games currently include WWE 2K and WWE Battlegrounds, available on PlayStation and XBOX platforms and on iOS and Android devices, and WWE

SuperCard, available on iOS and Android devices. We recently announced Rey Mysterio as the main cover star of our franchise game, WWE 2K22, which will be released on March 11, 2022. The video game industry continues to migrate the availability of video games toward downloadable content through an Internet connected device. Accordingly, our video games can be downloaded via the Internet and contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

eCommerce

WWEShop is our direct-to-consumer e-commerce storefront. WWE merchandise is also distributed on other domestic and international e-commerce platforms, including Amazon. We processed 586,600 orders during 2021 as compared to 722,300 in 2020, with the higher volume in 2020 driven, in part, by changes in consumer spending habits as a result of COVID-19.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos.

The impact of COVID-19 was significant on our venue merchandise results from March 2020 through the first half of 2021, as revenues are highly dependent on purchases of merchandise by consumers at our live events. Following our annual WrestleMania events on April 10 and 11, 2021, which were held with ticketed audiences, we resumed our domestic and international live event touring schedules on July 16, 2021.

Customers

Our customers include content distributors of our media content through their networks and platforms, fans who purchase tickets to our live events or purchase our merchandise at venues or online through our eCommerce platforms, subscribers to WWE Network, advertisers, sponsors, consumer product licensees, and film distributors/buyers. As noted elsewhere, we have several important partners, including NBCU and its affiliates who, among other things, carry the domestic television distribution of Raw and NXT, and, beginning in March 2021, carry the exclusive domestic streaming rights of WWE Network content. We also partner with Fox Network who carries the domestic television distribution of SmackDown, and the General Entertainment Authority of the Kingdom of Saudi Arabia who, among other things, hosts our live events in the Middle East.

Creative Development and Production

Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our premium live events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all our in-ring television programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.

Our success is due primarily to the continuing popularity of our Superstars. We have nearly 250 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all our characters and exclusively license the rights we do not own through agreements with our Superstars.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our development system, including the NXT division, features talent training to become WWE Superstars and has produced over 90% of our current active main roster stars, such as Roman Reigns, Riddle, Big E, Sasha Banks, Bianca Belair and the Street Profits. NXT has evolved into our third brand after Raw and SmackDown and has transitioned into a weekly live television series. Prior to COVID-19, NXT was also a global touring brand broadcasting live specials on WWE Network. More than 50% of our developmental talent come from countries outside the United States, including the United Kingdom, China, India, Japan, Australia, Mexico, Brazil and Germany. Women comprise approximately 35% of our developmental talent. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program. In efforts to localize our content around the world, we opened the WWE UK Performance Center in January 2019, the first WWE training facility outside of the United States.

In December 2021, we launched a major recruiting initiative for in-ring competitors called Next In Line (“NIL”), announcing 15 college athletes from 13 universities, seven NCAA conferences, and four sports as part of the inaugural class.  These athletes will join Olympic gold medalist Gable Steveson in WWE’s first-of-its-kind NIL program. In addition to the United States, the class includes representation from a myriad of countries, including Canada and Nigeria. These athlete partnerships will feature access to the state-of-the-art WWE Performance Center in Orlando, in addition to resources across the organization, including brand building, media training, communications, live event promotion, creative writing and community relations. Upon completion of the NIL program, select athletes may earn an exclusive opportunity to be offered a WWE contract.

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

Human Capital

The Company believes it has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously build on its strong culture. As of February 2022, the Company had approximately 870 full-time equivalent employees. We believe the relationship between WWE and our employees is strong. Our in-house production staff is supplemented with contract personnel for our television production who are not included in our headcount. Our employee headcount also excludes our Superstars and NXT talent, who are independent contractors.

Workplace Practices and Policies

The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristics. The Company is an equal opportunity employer committed to inclusion and diversity.

Compensation and Benefits

The Company believes that compensation should not only be competitive, it should be equitable and should enable employees to share in the Company’s success. The Company recognizes its people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits to employees around the world.

Inclusion and Diversity

The Company is committed to hiring inclusively, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company.

Health and Safety

The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, testing, face masks and personal protective equipment, and case support. The Company also offers special sick leave for employees with possible COVID-19 symptoms, as well as comprehensive health coverage.

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

Item 1A. Risk Factors

There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only ones that could affect our business. See the discussion under “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Risks Related to Our Industry and Business

The ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations.

The global spread of the coronavirus, including its current and future variants (COVID-19), and the various attempts to contain it have resulted and likely will continue to result in restrictions, postponements and cancellations of various sports and other events and has required and likely will continue to require us to cancel, postpone, relocate and/or modify certain of our live events. We do not expect insurance to cover any portion of this lost business. The pandemic has also continued to create significant volatility, uncertainty and economic disruption, the full extent of which will depend on numerous evolving factors that we can neither predict nor control including the pandemic’s duration, the impact of current and future COVID-19 variants and related governmental, business and individual responses. As a result, we have been required to alter certain aspects of our operations beyond our live events. We are unable to predict future attendance at our live events, even when the pandemic risks and restrictions have lessened. We have also taken measures to protect the health and well-being of our employees and our talent and other vendors. Our workforce has spent a significant amount of time working from home. Remote access could heighten operational risks, including cybersecurity risks. Travel has been curtailed. We have greatly increased our cleaning and health check protocols, which increase related expenditures. We have also implemented certain cash conserving measures, which were in effect for various time periods during 2020, including pausing our stock repurchase program and certain capital expenditures; containing employment costs through salary reductions and furloughs; containing certain third party vendor costs; and drawing under our revolving credit facility, which has since been repaid. No assurances can be provided that COVID-19 will not in the future require changes to our operations and/or renewed cash conserving measures.

We believe our partners’ operations have also been affected including, without limitation, in their sales of advertising. Widely reported supply constraints on inflation have occurred and may be ongoing into the foreseeable future. Depending on the severity and persistence of the pandemic and resulting impacts including, without limitation, these supply constraints and inflationary pressures, we could see a material impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services. We will continue actively to monitor the issues raised by the COVID-19 pandemic and related factors and may take further actions that alter our business operations as required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. There can be no assurance that we will be entirely successful in these endeavors, which could result in inadvertent noncompliance with applicable law. The COVID-19 pandemic also could result in heightened litigation risks relating to personal injury or death and/or increased levels of commercial litigation. Any of the foregoing could have a material negative effect on our business and results of operations.

Our failure to maintain or renew key agreements could adversely affect our ability to distribute our media content, WWE Network, our films and/or other of our goods and services, which could adversely affect our operating results.

Our media content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe. As detailed below, we have depended on and, in international markets will continue to depend on, third parties for many aspects of the operation and distribution of WWE Network. Our films are generally also distributed by other, more established film companies. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our media content by carriers located in the United States and abroad. We have substantial relationships with NBCU, which carries RAW and NXT through its cable networks. WWE Network is distributed exclusively via Peacock in the domestic market. Fox Network carries SmackDown. We also have an important partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia. These relationships are expected to continue to constitute a significant percentage of our revenues. Many of our other goods and services, such as our toys and video games are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to enter into, maintain and/or renew or replace, as the case may be, these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

Our failure to compete effectively in a rapidly evolving and highly competitive media landscape could adversely affect our operating results.

The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require Company resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been reported as being impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Apple, Facebook, YouTube, Netflix, Amazon and Hulu) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE programming specifically (such as, by way of example and without limitation, due to a decline in the popularity of our programming and/or brand) or all of their programing generally (such as, by way of example and without limitation, due to a move of consumers away from a platform carrying our programming), it could adversely affect our operating results.

If, for any number of reasons, we are unable to continue to develop and monetize WWE Network successfully, it could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Fans. The markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have been and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. In domestic markets, WWE Network is carried exclusively as a part of Peacock. Our ability to attract and retain fans for WWE Network internationally and for Peacock domestically will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars in the face of this intense competition. Our failure to do so could adversely affect our business and operating results.

Significant Ongoing Costs. WWE Network has and will continue to require significant content cost and operating costs. Any and all such costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.

Reliance on Partners to Offer our Content. Fans have the ability to receive streaming WWE content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network in international markets through available platforms and partners. As a result, we rely on outside partners to develop, supply and maintain technology and infrastructure necessary to deliver our content and interact with the user. If we (in international markets) or Peacock (in the domestic market) are not successful in maintaining, renewing and/or replacing this technology or if we or Peacock are not successful in entering into and maintaining relationships with platform providers, if we or our partners (including Peacock) encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners (including Peacock) do not or cannot deliver through the new or upgraded platform, our ability to reach our fans and monetize our content successfully could be adversely impacted. Certain platforms, such as Amazon, Apple, Netflix and Hulu, offer their owned or licensed content and, therefore, may be disincentivized to promote and deliver our content at the same level as provided for their content.

We and our business partners face various risks relating to our computer systems, content delivery and online operations, which could have a negative impact on our financial condition or our results of operations.

Our reputation and ability to attract, retain and serve our fans will depend on the reliable performance of computer and information systems and other technologies, including technology systems used in connection with the production and distribution of our programming and those of third-parties (including Peacock) with whom we partner in our operations. Interruptions in these systems, or with the Internet in general whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers. Television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

The Company and its partners face the risk of a security breach or disruption, whether through external cyber-attack/intrusion or from persons with access to systems inside the organization. These risks include, without limitation, computer viruses (including worms, malware, ransomware and other destructive or disruptive software or denial of service attacks), physical or electronic break-ins and similar disruptions and any delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable company or customer data or information. The Company commits significant personnel and financial resources to maintain the security of its systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them. The Company also utilizes third party service providers in several aspects of its operations, and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third-party service providers receive personal information through web services. This information is generally subject to applicable privacy policies. Personal information received by our service providers includes credit card information in certain instances. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our business partners collect certain data supplied by our fans. We utilize this data in various ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act, updated by the California Privacy Rights Act which will go into effect on January 1, 2023. These legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected and it could result in litigation, either or both of which could impact our operating results. In addition, our operations in international markets expose us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our content via Peacock and other online platforms. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were reversed by the FCC “Restoring Internet Freedom” Declaratory Ruling, Report and Order released in 2018, and replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Petitions for review of the FCC’s rulings were filed by multiple parties. In October 2019, the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) largely affirmed the FCC’s 2018 Restoring Internet Freedom decision, though reversed the blanket preemption adopted by the FCC of state and local requirements that are inconsistent with FCC’s deregulatory approach and remanded to the FCC to further consider three discrete issues. The FCC concluded in an order on remand that there was no basis to alter its conclusions in the Restoring Internet Freedom Order. Petitions for reconsideration of the FCC order on remand remain pending, and the FCC has asked the D.C. Circuit to refrain from hearing any challenges to its order on remand, while it considers the pending petitions. Following the FCC’s repeal of its Open Internet rules, California, and a number of other states enacted or introduced their own versions of Open Internet-type laws. Following judicial challenge of the California law in Federal Court by a group of service provider associations and the district court’s denial of a preliminary injunction to block enforcement of the California law, the U.S. Court of Appeals for the 9th Circuit affirmed the district court’s denial of an injunction and ruled, agreeing with the D.C. Circuit’s preemption analysis, that the FCC’s adoption of its Restoring Internet Freedom order did not preempt the California law. The 9th Circuit decision, which is subject to further review and appeal and may or may not be followed in other U.S. Courts of Appeal, nonetheless appears to remove an impediment to the adoption and implementation of Open Internet-type laws by the states. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we continue to expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. To the extent that network operators in international markets implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our business could be negatively impacted.

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

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is on broadcast television on the Fox Network, and certain of our programming is distributed on-demand via cable and satellite operators. We are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations, cable and satellite, as well as for certain of our programming distributed via online platforms that has been televised via broadcast television, cable or satellite. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees of these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

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

We are regularly negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. WWE Network is available in most international markets. In 2018, WWE embarked on an important long-term partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia for, among other things, a series of live events in that region. We periodically held talent tryouts overseas pre-pandemic and have a training facility in the United Kingdom. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets. Our production of live events overseas in non-pandemic times subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets, terrorism and wars. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters as well as possible reputational risks. The GDPR applies to certain of our operations, and its provisions are far reaching. Noncompliance with GDPR could result in significant fines, operational issues and/or harm to reputation. The United Kingdom’s withdrawal of its membership from the European Union (referred to as “Brexit”) could complicate international matters including financial, legal, tax and trade implications. We have committed significant financial and personnel resources toward compliance. No assurances can be provided that our efforts will be successful in this regard. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

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

Intellectual property is material to all aspects of our business. We have a large portfolio of registered and unregistered trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights worldwide. We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide. We expend substantial cost and effort in an attempt to maintain and protect this intellectual property and to maintain compliance with other parties’ intellectual property. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could result in litigation, damage our brand or adversely affect our relationships with the companies that distribute our goods and services, any of which could adversely affect our business, financial condition and operating results. Many companies devote significant resources on patents relating to various aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet, and we and/or our service providers have from time to time been named in lawsuits and other claims alleging violations of patents in connection with various aspects of our business. Defending against intellectual property claims, whether they are with or without merit, can result in costly litigation and diversion of personnel. These types of claims could result in our inability to use technology and could significantly impact the monetization of our intellectual property.

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

We hold numerous large live events each year, both domestically and internationally. Certain risks are inherent in events of the type we perform as well as the travel to and from them, and we are required to expend substantial resources on safety matters such as security. Risks of travel and large live events include air and land travel interruption or accidents, the spread of infectious disease (such as COVID-19) or other illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other force majeure type events. These issues could result in personal injuries or deaths, canceled events and other disruptions to our business for which our business interruption insurance may be insufficient or nonexistent. Any of these occurrences also could result in liability to other parties for which we may not have insurance. Any of these risks could adversely affect our business, financial condition and/or results of operations.

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

There are inherent risks relating to our new leased corporate headquarters and media production facilities.

We have signed a lease for space in downtown Stamford, Connecticut, in which we plan to house substantially all our operations, including our corporate headquarters and media production facilities. The scope of this project has changed somewhat, and the move is now expected to begin in late 2022. The buildout of this space will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on our financial condition or results of operations. Moreover, it is possible that, once built, the space may prove to be less conducive to our operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on the our financial condition or results of operations.

We could incur substantial liabilities if litigation is resolved unfavorably.

In our business, we become subject to various complaints and litigation matters. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. Any adverse judgment or settlement could have a material adverse impact on our financial condition or results of operations.

A change in tax laws in key jurisdictions could materially increase our tax expense.

We are subject to federal, state and international tax laws and regulations. Changes to tax laws and regulations, or in the interpretation of such laws and regulations, could increase our effective tax rate, adversely affecting our operating results. The Company uses its best judgment in determining these tax obligations. However, developments such as a challenge by a taxing authority, a change in the Company’s ability to utilize tax benefits, such as carryforwards and/or credits, or a deviation from other tax-related assumptions may impact our financial results. In this connection, the Company anticipates that it will continue to avail itself of certain state content production and infrastructure tax incentives and anticipates receiving tax credits from the new headquarters buildout. Any loss of these credits or inability of the Company to utilize these credits as anticipated could adversely affect our operating results.

We continue to face certain risks relating to our feature film business, which could result in asset impairment charges, adversely affecting our financial condition or our results of operations.

While lower than they were at historical levels, we still have capitalized film costs on our balance sheet. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment to develop estimates of expected future revenues from films. If expected revenue from one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we are required to record an impairment charge and write down the capitalized costs of the film. No assurance can be given that we will not record impairment charges in any periods.

Risks Related to Markets Generally

A decline in general economic conditions or disruption of financial markets, including any resulting from COVID-19, may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, including consumers’ disposable income, which has a direct material impact on the demand for entertainment and leisure activities. Declines in general economic conditions (such as, without limitation, a continuing deterioration due to COVID-19) could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming, films and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit the ability of our sponsors, licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Inflation, which has historically not had a material impact on the Company, is reported over the past year to be increasing materially and it could affect our customers and business partners’ purchases from, and sales to, us, adversely affecting our revenues and/or costs of doing business. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. We sell sponsorship packages to our live events and certain other of our services, and we will continue to participate in such sponsorship sales with Peacock on its platforms. Continued softness in the advertising markets due to a weak economic environment, the COVID-19 pandemic or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Risks Related to Our Indebtedness

Servicing our debt may require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $215.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 (the "Convertible Notes"), is significant. We also have availability under our $200.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a real estate mortgage in the principal amount of $21.7 million secured by the related real estate (the “Asset-Backed Facilities”).

We believe we have sufficient liquidity for at least the next twelve months for our needs (including the payment of our dividend). However, our ability to make scheduled principal and interest payments on the Convertible Notes and under the Revolving Credit Facility, the Asset-Backed Facilities and any other indebtedness that may be outstanding at the time will depend on our future performance, which is subject to economic, financial, competitive and other factors which may be beyond our control, including the items described elsewhere in these Risk Factors. It is possible our business may not continue to generate cash flow from operations in the future sufficient to service our debt and provide for all our other uses of cash including capital and operating expenditures and paying our dividend. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives which, assuming they are, in fact, available, could be onerous, dilutive or otherwise affect our operations and/or the market price of our Common Stock. Such alternatives could include, for example, substantially reducing our cost structure, selling assets, reducing or eliminating our dividend, and/or obtaining additional debt or equity financing. We may not be able to engage in any of these activities on desirable terms, or at all, due to our then existing financial condition, market conditions, regulatory matters or contractual obligations (including, for example, any restrictions under our Revolving Credit Facility or other credit agreement or debt instruments that may exist at that time). Any failure to make a required payment under our indebtedness may constitute a default under that indebtedness and under other indebtedness due to cross-default provisions and could trigger acceleration clauses causing the obligations to become immediately due and payable. The occurrence of one or more of these risks could materially and adversely affect our financial condition and operating results.

The accounting method for convertible debt securities that may be settled in cash and/or shares, such as the Company’s convertible notes, could have a material effect on our diluted earnings per share.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company intends to adopt the amendments on January 1, 2022. Once adopted, the convertible notes of the Company will be subject to the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will be calculated assuming that all of the convertible notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. This new method of calculating earnings per share may adversely affect our diluted earnings per share.

Risks Related to Our Stock Ownership

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects certain market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including as a result of any of the events, conditions and/or circumstances set forth in these Risk Factors, could cause the market price of our stock to decline significantly.

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

Our dividend is affected by a number of factors, and we cannot provide any guaranty that we will continue to repurchase shares of our common stock pursuant to our share repurchase program.

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

In February 2019, the Company announced a $500 million stock repurchase program pursuant to which we are authorized to repurchase shares of our common stock at management’s discretion and subject to applicable laws. We have repurchased approximately $249 million of common stock to date and all share repurchases have been retired. This program is subject to the same risk factors as those influencing our dividend. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time, and it was suspended throughout 2020, largely as a result of the COVID-19 pandemic. Accordingly, no assurances can be provided as to the level of repurchases or the completion of this repurchase program at any specific time or at all. The suspension or termination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program. As a result, any repurchase program may not ultimately result in enhanced value to our stockholders and may not prove to be the best use of our cash resources.

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

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors beyond our direct control, including our operating results (especially where different from the expectations of securities analysts, investors and the financial community), market volatility in general and short interest in our stock. Given the dynamic nature of our business and all other factors that limit the predictability of the future, any of our forecasts, outlook or other forward-looking statements could differ materially from actual results which could cause a decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Stamford, Connecticut. During 2019, we entered into a long-term lease for a new global headquarters site in Stamford. We expect to move into the new location in phases beginning in late 2022 upon completion of leasehold improvements. We currently own our existing headquarters building, as well as two nearby buildings in Stamford that support our television production operations. We also have leases in the Stamford and surrounding areas for additional corporate office spaces and warehouse storage space. Upon completion of our move to the new global headquarters, we expect to sell our existing headquarters building and exit our leased office spaces. We will evaluate options for our two television production studio buildings based on strategic, operating and financial considerations. In addition, we have leases for our Performance Centers located in Orlando, Florida and the United Kingdom, which are used for development and training activities. We also have leases for various sales offices located domestically and internationally. All of our facilities are utilized by our Media, Live Events and Consumer Products segments.

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

There were 6,596 holders of record of Class A common stock and three holders of record of Class B common stock on February 1, 2022. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2021 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
October 1, 2021 to October 31, 2021	—	$—	—	$300,929,323
November 1, 2021 to November 30, 2021	415,119	$53.54	415,119	$278,705,731
December 1, 2021 to December 31, 2021	570,493	$48.69	570,493	$250,929,337
Total	985,612	$50.73	985,612	$250,929,337

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. During 2021, the Company repurchased approximately 3.3 million shares of common stock in the open market for an aggregate amount of $165.6 million. Since the program’s inception, the Company has repurchased approximately 4.6 million shares of common stock in the open market for an aggregate amount of $249.1 million. All repurchased shares were subsequently retired.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2016 and ended December 31, 2021, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2016 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
World Wrestling Entertainment, Inc.	100.00	169.72	418.10	365.38	273.76	283.57
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Movies & Entertainment	100.00	105.02	105.66	133.89	186.21	181.63

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited Consolidated Financial Statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees associated with the distribution of our programming content, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBCU. Media segment revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of COVID-19, these revenues had been greatly limited from March 2020 through the first half of 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with ticketed audiences, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

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

Adjusted OIBDA is a non-GAAP financial measure and may be different from similarly-titled non-GAAP financial measures used by other companies. A limitation of Adjusted OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in our business. Additionally, Adjusted OIBDA excludes stock-based compensation, a non-cash expense that may vary between periods with limited correlation to underlying operating performance, as well as other non-recurring material items. Adjusted OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

Unallocated corporate general and administrative expenses largely relate to corporate functions such as finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. These unallocated corporate general and administrative expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown.

Summary

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2021	2020	(decrease)
Net revenues
Media	$936.2	$868.2	8%
Live Events	57.8	19.9	190%
Consumer Products	101.2	86.1	18%
Total net revenues (1)	1,095.2	974.2	12%
Operating expenses
Media	499.4	458.3	9%
Live Events	46.0	33.9	36%
Consumer Products	62.8	57.3	10%
Total operating expenses (2)	608.2	549.5	11%
Marketing and selling expenses
Media	60.0	62.2	(4)%
Live Events	4.9	5.1	(4)%
Consumer Products	4.4	4.0	10%
Total marketing and selling expenses	69.3	71.3	(3)%
General and administrative expenses (3)	117.8	102.2	15%
Depreciation and amortization	40.9	42.6	(4)%
Operating income	259.0	208.6	24%
Interest expense	33.6	35.6	(6)%
Other income (expense), net	7.5	(1.9)	495%
Income before income taxes	232.9	171.1	36%
Provision for income taxes	52.5	39.3	34%
Net income	$180.4	$131.8	37%

(1)Our consolidated net revenues increased by $121.0 million, or 12%, in 2021 as compared to 2020. This increase was driven by $42.4 million of higher ticket and merchandise sales due to the return of ticketed live events for a portion of year, coupled with $37.5 million in incremental revenues primarily associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. Additionally, the current year includes increased network revenues of $29.7 million, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights to NBCU, coupled with content license fees associated with the delivery of new WWE Network content. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $58.7 million, or 11%, in 2021 as compared to 2020. This increase was driven by higher content creation and event-related costs associated with the production of our weekly, in-ring content, as well as our premium live events. In the current year, we incurred $38.3 million of higher production-related costs within our Media segment, primarily driven by the resumption of live event touring, including WrestleMania and SummerSlam, and the production of content utilizing the higher cost environment of WWE ThunderDome. During the prior year, we produced a significant portion of our content, including WrestleMania, at our lower cost performance center. We also incurred $16.7 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring. Additionally, the increase was driven by higher management incentive compensation costs of $13.8 million that resulted from improved operating performance, partially offset by a decline of $8.0 million in network-related expenses driven by the transition of the domestic WWE Network to NBCU in March 2021. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $15.6 million, or 15%, in 2021 as compared to 2020. This increase was primarily driven by $9.5 million of additional staff-related costs, including the impact of $6.8 million of incremental severance expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$259.0	24%	$208.6	21%
Depreciation and amortization	40.9	4%	42.6	4%
Stock-based compensation	19.1	2%	28.0	3%
Other adjustments (1)	8.1	1%	7.0	1%
Adjusted OIBDA	$327.1	30%	$286.2	29%

(1)Other adjustments in 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments in 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

			Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$390.5	$367.8	6%
Live Events	7.7	(17.6)	144%
Consumer Products	35.5	26.6	33%
Corporate	(106.6)	(90.6)	18%
Total Adjusted OIBDA	$327.1	$286.2	14%

Media

The following tables present the performance results and key drivers for our Media segment:

			Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$215.4	$185.7	16%
Core content rights fees (2)	575.8	538.3	7%
Advertising and sponsorship (3)	71.5	65.3	9%
Other (4)	73.5	78.9	(7)%
Total net revenues	$936.2	$868.2	8%

(1)Network revenues consist primarily of license fees associated with the domestic distribution of WWE Network content to NBCU (effective March 18, 2021), as well as subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements. Network revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights to NBCU during the first quarter of 2021.

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

	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$363.4	39%	$332.5	38%
Depreciation and amortization	13.4	1%	15.1	2%
Stock-based compensation	13.7	1%	20.2	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$390.5	42%	$367.8	42%

Media revenues increased by $68.0 million, or 8%, in 2021 as compared to 2020. This increase was primarily driven by an increase in core content rights fees increased by $37.5 million, or 7%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. Additionally, our Network revenues increased by $29.7 million, or 16%, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights to NBCU during the first quarter of 2021, coupled with content license fees associated with the delivery of new WWE Network content.

Media Adjusted OIBDA as a percentage of revenues remained flat in 2021 as compared to 2020, as the incremental core content and network revenues, as discussed above, were mostly offset by $38.3 million of additional production-related costs associated with our weekly, in-ring content, and our premium live events. These increased costs were primarily driven by our return to live event touring and the production of content from WWE ThunderDome in the current year, as compared to content production from our lower cost performance center for a significant portion of the prior year. Additionally, the current year includes increased management incentive compensation costs of $12.1 million resulting from improved operating performance, partially offset by a decline of $8.0 million in network-related expenses driven by the transition of WWE Network to NBCU in March 2021.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

			Increase
	2021	2020	(decrease)
Net Revenues
North American ticket sales	$46.3	$15.2	205%
International ticket sales	4.6	0.2	2,200%
Advertising and sponsorship (1)	0.9	0.4	125%
Other (2)	6.0	4.1	46%
Total net revenues	$57.8	$19.9	190%

Operating Metrics (3)
Total live event attendance	664,700	259,000	157%
Number of North American events	88	41	115%
Average North American attendance	6,880	6,320	9%
Average North American ticket price (dollars)	$76.05	$53.46	42%
Number of international events	13	1	1,200%
Average international attendance	4,930	—	NM
Average international ticket price (dollars)	$78.37	$—	NM

(1)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events, as well as revenues from events for which the Company receives a fixed fee.

(3)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We have conducted 30 NXT events in 2021. Due to COVID-19, these events have been conducted without ticketed attendance. Prior to COVID-19, we conducted 44 ticketed NXT events with paid attendance of 40,900 and average ticket prices of $37.36 in 2020.

	2021		2020
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$6.9	12%	$(19.1)	(96)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.8	1%	1.5	8%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$7.7	13%	$(17.6)	(88)%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $37.9 million, or 190%, in 2021 as compared to 2020. Revenues from our ticket sales increased by $35.5 million, or 230%, due to the return of ticketed events in 2021, which began with WrestleMania in April followed by resumption of our domestic and international touring schedules in July. After resuming our domestic and international touring schedules, average attendance increased by 5% and average ticket prices increased by 43% in 2021 as compared to 2020.

Live Events Adjusted OIBDA as a percentage of revenues increased in 2021 as compared to 2020. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs associated with conducting 59 additional events in the current year.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

			Increase
	2021	2020	(decrease)
Net Revenues
Consumer product licensing	$52.0	$41.7	25%
eCommerce	39.1	41.2	(5)%
Venue merchandise	10.1	3.2	216%
Total net revenues	$101.2	$86.1	18%

Operating Metrics
Average eCommerce revenue per order (dollars)	$65.92	$56.72	16%
Number of eCommerce orders	586,600	722,300	(19)%
Venue merchandise domestic per capita spending (dollars)	$14.67	$10.41	41%

	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$33.8	33%	$24.8	29%
Depreciation and amortization	0.2	0%	—	—%
Stock-based compensation	1.5	1%	1.8	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$35.5	35%	$26.6	31%

Consumer Products revenues increased by $15.1 million, or 18%, in 2021 as compared to 2020. Consumer product licensing revenues increased by $10.3 million, or 25%, primarily due to growth attributable to the Company’s franchise video game and toys. Venue merchandise revenues increased by $6.9 million, or 216%, primarily driven by the return of merchandise sales at our ticketed events during 2021. This increase was partially offset by a decline in eCommerce revenues of $2.1 million, or 5%, primarily due to a 19% decrease in the volume of online merchandise orders which was driven, in part, by changes in consumer spending habits in the prior year as a result of COVID-19. The decline in orders was partially offset by a 16% increase in average revenue per order.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in 2021 as compared to 2020. This increase was primarily driven by increased revenues, as discussed above.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(145.1)	(13)%	$(129.6)	(13)%
Depreciation and amortization	27.3	2%	27.5	3%
Stock-based compensation	3.1	0%	4.5	0%
Other adjustments (1)	8.1	1%	7.0	1%
Adjusted OIBDA	$(106.6)	(10)%	$(90.6)	(9)%

(1)Other adjustments in 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments in 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA decreased by $16.0 million, or 18%, in 2021 as compared to 2020. This decrease was primarily driven by $9.8 million of additional staff-related costs.

Depreciation and Amortization

(dollars in millions)

			Increase
	2021	2020	(decrease)
Depreciation and amortization	$40.9	$42.6	(4)%

Depreciation and amortization expense decreased by $1.7 million, or 4%, in 2021 as compared to 2020. The current year includes a benefit of $1.0 million from the recognition of an infrastructure tax credit.

Interest Expense

(dollars in millions)

			Increase
	2021	2020	(decrease)
Interest expense	$33.6	$35.6	(6)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $2.0 million in 2021 as compared to 2020. The prior year included $2.6 million of additional expenses associated with the amounts outstanding under the Company’s Revolving Credit Facility.

Other Income (Expense), Net

(dollars in millions)

			Increase
	2021	2020	(decrease)
Other income (expense), net	$7.5	$(1.9)	495%

Other income (expense), net, which is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income, increased by $9.3 million in 2021 as compared to 2020. During 2021, the Company recognized a gain of $6.7 million on the partial termination of approximately 33,000 rentable square feet as part of an amendment to its new Stamford headquarters lease. Additionally, the prior year included a net loss of $2.4 million associated with impairment charges and valuation adjustments related to our equity investments.

Income Taxes

(dollars in millions)

			Increase
	2021	2020	(decrease)
Provision for income taxes	$52.5	$39.3	34%
Effective tax rate	23%	23%

The effective tax rate remained flat in 2021 as compared to 2020.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $415.8 million and $593.4 million as of December 31, 2021 and 2020, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds and government agency bonds. Our debt balance totaled $222.8 million and $316.8 million as of December 31, 2021 and 2020, respectively, and includes the carrying value of $201.1 and $194.7 million related to our convertible senior notes due 2023 as of December 31, 2021 and 2020, respectively. Our debt balance as of December 31, 2020 also included $100.0 million of borrowings outstanding under the Revolving Credit Facility (defined below).

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

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. We repurchased 3,251,313 shares of our common stock in the open market for an aggregate cost of $165.6 million during the year ended December 31, 2021.

As it relates to our Convertible Notes (defined below), which pursuant to the terms are currently convertible, we believe that if note holders elect to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, borrowings under our Revolving Credit Facility, cash generated from operations or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023. See Note 11, Convertible Debt, and Note 3, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of May 24, 2024. In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200.0 million under its Revolving Credit Facility. In December 2020, the Company repaid $100.0 million of the borrowings, and in January 2021, the Company repaid the remaining $100.0 million. As of December 31, 2021, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of December 31, 2021 and 2020, the amounts outstanding of the mortgage were $21.7 million and $22.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $178.6 million for the year ended December 31, 2021, as compared to $319.9 million for the year ended December 31, 2020. The $141.3 million decrease in the current year was driven by the timing of collections associated with our large-scale international events and WWE Network revenues, as well as a decrease in non-cash adjustments, which were partially offset by higher net income.

During 2021, the Company spent $17.7 million on content production activities, including WWE’s Most Wanted Treasures, A&E: Biography, WWE Evil, and various programs for WWE Network, as compared to $25.6 million in 2020. We anticipate spending approximately $40 million to $50 million on content production during the year ending December 31, 2022. In 2021, we received content production incentives of $15.4 million, as compared to $9.5 million in 2020. During the year ending December 31, 2022, we anticipate receiving $15 million to $20 million in content production incentives.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $188.8 million for the year ended December 31, 2021, as compared to cash provided of $11.9 million for the year ended December 31, 2020. During the current year, we purchased $374.5 million of short-term investments and received proceeds from the maturities and sales of our short-term investments of $222.1 million, as compared to purchases of $153.9 million and proceeds of $182.3 million in the prior year. Additionally, we sold certain marketable equity investments during 2020 and collected net proceeds of $11.7 million. Capital expenditures in 2021 increased by $11.6 million as compared to 2020, as we have resumed the construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the year ending December 31, 2022 are estimated to range between $280 million and $310 million, with a large portion of this spend associated with the Company’s new global headquarters. During 2021, the Company also received tax credits of $4.3 million relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts.

Cash Flow from Financing Activities

Cash used in financing activities was $317.1 million for the year ended December 31, 2021, as compared to cash provided of $39.9 million for the year ended December 31, 2020. During 2021, the Company paid $165.6 million for stock repurchases under its approved stock repurchase program and repaid $100.0 million from borrowings under the Revolving Credit Facility. During 2020, the Company received proceeds of $200.0 million from borrowings under the Revolving Credit Facility and repaid $100.0 million of those borrowings. The Company made dividend payments of $36.4 million and $37.2 million during the years ended December 31, 2021 and 2020, respectively. Additionally, the Company made employee payroll withholding tax payments of $5.6 million and $11.1 million during 2021 and 2020, respectively, related to net settlement upon vesting of employee equity awards.

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

•Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2021 are as follows (dollars in millions):

						After
	2022	2023	2024	2025	2026	2026	Total
Long-term debt	$1.4	$1.4	$1.4	$20.8	$—	$—	$25.0
Convertible debt (1)	7.2	222.0	—	—	—	—	229.2
Operating leases (2)	5.0	2.7	1.2	0.6	0.3	0.5	10.3
Finance leases (2) (3)	27.2	27.4	24.3	21.1	21.5	536.8	658.3
Service contracts and talent commitments	37.5	16.8	11.7	10.3	7.9	—	84.2
Total commitments	$78.3	$270.3	$38.6	$52.8	$29.7	$537.3	$1,007.0

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

(3)Finance lease payments include $358.4 million related to options to extend our global headquarters lease that are reasonably certain of being exercised.

Our Consolidated Balance Sheet at December 31, 2021 includes $0.1 million in liabilities associated with uncertain tax positions (including interest and penalties), which are not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2022.

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

Inflation

During 2021, 2020 and 2019, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing into the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could see in the future a negative impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services.

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

Revenue Recognition with Multiple Performance Obligations

Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations, which may include the production of live events, content licenses, and advertising and sponsorship rights, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Judgment is required to determine the standalone selling prices and estimate the portion of the transaction price allocated to each performance obligation.

Content Production Assets, Net

The Company is primarily a content producer with content production assets consisting of feature films, non-live event episodic television series, and original programming content for WWE Network. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. The original WWE Network programming content are predominantly monetized as a film group through the collection of licensing fees from distribution partners or through the collection of monthly subscription fees from WWE Network.

Amounts capitalized for content production assets typically include development costs, production costs, production overhead, and employee salaries and are net of any film production incentives associated with our feature films. Content production assets related to our feature films are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Content production assets related to non-live event episodic television series are expensed upon delivery of the completed programming content to the individual television distributors. Our programming content distributed on the WWE Network is expensed based upon delivery to distribution partners or based on viewership consumption patterns if on the subscription-based WWE Network.

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

As of December 31, 2021 and 2020, we had $13.8 million and $15.4 million, respectively, in capitalized content production costs. During the years ended December 31, 2021, 2020 and 2019, we recorded aggregate impairment charges of $0.3 million, $3.2 million, and $1.3 million, respectively, related to our content production assets. No assurance can be given that additional unfavorable changes impacting the monetization of our content portfolio will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Allowance for Doubtful Accounts

Our accounts receivable relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding, the financial condition of individual customers and current economic conditions that may affect a customer’s ability to pay. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. As of December 31, 2021 and 2020, our allowance for doubtful accounts was $5.2 million and $4.1 million, respectively.

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

As of December 31, 2021 and 2020, our deferred tax assets (net of valuation reserve) were $13.1 million and $10.1 million, respectively. The increase in our net deferred tax asset balance in 2021 was primarily driven by a reduction in deferred tax liabilities related to bonus depreciation for fixed assets. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2021, our unrecognized tax benefits including interest and penalties totaled $0.1 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to the ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) risks relating to a rapidly evolving and highly competitive media landscape; (iv) risks relating to WWE Network; (v) risks related to the computer systems, content delivery and online operations of WWE and our business partners; (vi) risks relating to privacy norms and regulations; (vii) our need to continue to develop creative and entertaining programs and events; (viii) our need to retain or continue to recruit key performers; (ix) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (x) the possible unexpected loss of the services of Vincent K. McMahon; (xi) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (xii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xiii) uncertainties associated with international markets including possible disruptions and reputational risks; (xiv) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xv) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xvi) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xvii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xviii) exposure to risks relating to large public events as well as travel to and from such events; (xix); a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xx) risks relating to our accounts receivable; (xxi) risks related to our new leased corporate headquarters and media production facilities; (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) a change in tax laws in key jurisdictions could materially increase our tax expense; (xxiv) risks inherent in our feature film business; (xxv) risks relating to a possible decline in general economic conditions and disruption in financial markets, including any resulting from COVID-19; (xxvi) risks relating to our indebtedness, including our convertible notes; (xxvii) our potential failure to meet market expectations for our financial performance; (xxviii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxix) risks associated with our share repurchase program; (xxx) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxxi) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Short-Term Investments

Our short-term investment portfolio consists of U.S. Treasury securities, corporate bonds and government agency bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed or floating rate security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed or floating rate securities, with a weighted average credit rating of approximately “AA”.

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis-point increase in interest rates would result in an approximate $1.7 million decrease in fair value, whereas a 100 basis-point decrease in interest rates would result in an approximate $1.7 million increase in fair value.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 3, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 3, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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
10.1*

Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 15, 2010).

10.1A*

First Amendment to Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of April 3, 2018 (incorporated by reference to Exhibit 10.4A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.2*	World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Proxy Statement dated March 16, 2012).
10.2A*

First Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.2B*	Second Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (filed herewith).
10.3*

Amended and Restated Booking Agreement with Paul Levesque, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.3A*

First Amendment to Amended and Restated Booking Agreement with Paul Levesque, dated May 9, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.4*	Form of offer letters between the Company and executive officers (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.5*

Booking Agreement, dated October 7, 2013, between the Company and Stephanie McMahon Levesque (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.5A*

First Amendment to Booking Contract with Stephanie McMahon-Levesque, dated October 7, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.5B*

Second Amendment to Booking Contract with Stephanie McMahon-Levesque, dated March 4, 2019 (incorporated by reference to Exhibit 10.8B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.6*

Form of Indemnification Agreement entered into between the Company and its independent Directors (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.7*	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Proxy Statement filed March 11, 2016).
10.7A*

Form of Performance Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

10.7B*

Form of Restricted Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

10.8

Amended and Restated Revolving Credit Facility dated May 24, 2019, among World Wrestling Entertainment, Inc., certain subsidiaries of World Wrestling Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders, issuing banks and agents party thereto (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on May 24, 2019).

10.9

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

10.10

Loan Agreement, dated June 8, 2015, between 88 Hamilton Avenue Associates, LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K, filed September 15, 2016).

10.11

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 12, 2016).

10.12

Warrant Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed December 12, 2016).

10.13

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated December 12, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed December 12, 2016).

10.14

Warrant Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated December 12, 2016 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed December 12, 2016).

10.15

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated December 12, 2016 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed December 12, 2016).

10.16

Warrant Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated December 12, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed December 12, 2016).

10.17

Agreement of Lease, dated March 7, 2019, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.17A

Lease Amendment Agreement, dated November 25, 2020, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.17B

Second Lease Amendment Agreement, dated June 16, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.17C	Third Lease Amendment Agreement, dated October 26, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (filed herewith).
10.18*	Employment Agreement with Frank A. Riddick III, effective as of November 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K, filed November 5, 2021).
10.18A*	Restricted Stock Sign-On Award and Non-Competition Agreement with Frank A. Riddick III under the Company’s 2016 Omnibus Incentive Plan (filed herewith).
10.19*	Separation Agreement with Kristina Salen, effective as of November 5, 2021 (filed herewith).
10.20*

Employment Agreement between World Wrestling Entertainment, Inc. and Nick Khan, effective as of August 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 6, 2020).

10.21*

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 3, 2022	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 3, 2022
Vincent K. McMahon	(principal executive officer)

/s/ NICK KHAN	Director and President and	February 3, 2022
Nick Khan	Chief Revenue Officer

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 3, 2022
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 3, 2022
Paul Levesque	Global Talent Strategy and Development

/s/ STEVE KOONIN	Director	February 3, 2022
Steve Koonin

/s/ ERIKA NARDINI	Director	February 3, 2022
Erika Nardini

/s/ LAUREEN ONG	Director	February 3, 2022
Laureen Ong

/s/ STEPHEN PAMON	Director	February 3, 2022
Stephen Pamon

/s/ CONNOR SCHELL	Director	February 3, 2022
Connor Schell

/s/ MAN JIT SINGH	Director	February 3, 2022
Man Jit Singh

/s/ JEFFREY R. SPEED	Director	February 3, 2022
Jeffrey R. Speed

/s/ ALAN M. WEXLER	Director	February 3, 2022
Alan M. Wexler

/s/ FRANK A. RIDDICK III	Chief Financial and Administrative Officer	February 3, 2022
Frank A. Riddick III	(principal financial officer)

/s/ KAREN MULLANE	Controller and Chief Accounting Officer	February 3, 2022
Karen Mullane	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•For certain contracts, with the assistance of our valuation specialists, we evaluated the reasonableness of the (1) valuation methodologies utilized to determine the standalone selling price of performance obligations, (2) royalty rate, and (3) discount rate by:

oTesting the source information underlying the determination of the royalty rate and discount rate and testing the mathematical accuracy of each calculation

oDeveloping a range of independent estimates and comparing those to the royalty rate and discount rate selected by management

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 3, 2022

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Net revenues	$1,095,174	$974,207	$960,442
Operating expenses	608,174	549,480	638,199
Marketing and selling expenses	69,242	71,385	84,713
General and administrative expenses	117,840	102,182	86,893
Depreciation and amortization	40,901	42,616	34,127
Operating income	259,017	208,544	116,510
Interest expense	33,610	35,601	26,121
Other income (expense), net	7,455	(1,834)	4,289
Income before income taxes	232,862	171,109	94,678
Provision for income taxes	52,454	39,338	17,617
Net income	$180,408	$131,771	$77,061
Earnings per share: basic	$2.36	$1.70	$0.99
Earnings per share: diluted	$2.12	$1.56	$0.85
Weighted average common shares outstanding:
Basic	76,324	77,564	78,157
Diluted	84,943	84,219	90,231
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income	$180,408	$131,771	$77,061
Other comprehensive income (loss):
Foreign currency translation adjustments	(180)	107	63
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax expense (benefit) of $(122), $4 and $410, respectively)	(385)	14	1,299
Total other comprehensive (loss) income	(565)	121	1,362
Comprehensive income	$179,843	$131,892	$78,423

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$134,828	$462,102
Short-term investments, net	280,957	131,295
Accounts receivable (net of allowance for doubtful accounts and returns of $5,155 and $4,050, respectively)	171,196	52,007
Inventory	8,033	8,386
Prepaid expenses and other current assets	32,242	73,062
Total current assets	627,256	726,852
Property and equipment, net	172,677	161,545
Finance lease right-of-use assets, net	313,360	310,844
Operating lease right-of-use assets, net	8,973	13,476
Content production assets, net	13,781	15,425
Investment securities	11,618	11,148
Deferred income tax assets, net	13,100	10,052
Other assets, net	43,302	47,980
Total assets	$1,204,067	$1,297,322
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$430	$100,412
Finance lease liabilities	12,190	9,587
Operating lease liabilities	4,755	3,963
Convertible debt	201,093	194,683
Accounts payable and accrued expenses	120,516	124,742
Deferred income	74,633	62,887
Total current liabilities	413,617	496,274
Long-term debt	21,284	21,700
Finance lease liabilities	374,681	379,894
Operating lease liabilities	5,063	9,723
Other non-current liabilities	8,162	937
Total liabilities	822,807	908,528
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,732,977 and 46,694,963 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	438	467
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	311	311
Additional paid-in capital	409,884	424,758
Accumulated other comprehensive income	2,420	2,985
Accumulated deficit	(31,793)	(39,727)
Total stockholders’ equity	381,260	388,794
Total liabilities and stockholders' equity	$1,204,067	$1,297,322

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net income	—	—	—	—	—	—	77,061	77,061
Other comprehensive income	—	—	—	—	—	1,362	—	1,362
Repurchases and retirements of common stock	(1,398)	(14)	—	—	(12,436)	—	(70,991)	(83,441)
Stock issuances, net	654	7	—	—	2,318	—	—	2,325
Conversion of Class B common stock by shareholder (See Note 17)	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(30,183)	—	—	(30,183)
Cash dividends declared	—	—	—	—	977	—	(38,408)	(37,431)
Stock-based compensation	—	—	—	—	29,396	—	—	29,396
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326
Net income	—	—	—	—	—	—	131,771	131,771
Other comprehensive income	—	—	—	—	—	121	—	121
Stock issuances, net	514	5	—	—	2,625	—	—	2,630
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,082)	—	—	(11,082)
Cash dividends declared	—	—	—	—	585	—	(37,834)	(37,249)
Stock-based compensation	—	—	—	—	27,277	—	—	27,277
Balance, December 31, 2020	46,695	$467	31,099	$311	$424,758	$2,985	$(39,727)	$388,794
Net income	—	—	—	—	—	—	180,408	180,408
Other comprehensive loss	—	—	—	—	—	(565)	—	(565)
Repurchases and retirements of common stock	(3,251)	(32)	—	—	(29,923)	—	(135,675)	(165,630)
Stock issuances and other, net	289	3	—	—	2,970	—	—	2,973
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,640)	—	—	(5,640)
Cash dividends declared	—	—	—	—	386	—	(36,799)	(36,413)
Stock-based compensation	—	—	—	—	17,333	—	—	17,333
Balance, December 31, 2021	43,733	$438	31,099	$311	$409,884	$2,420	$(31,793)	$381,260

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$180,408	$131,771	$77,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	19,714	26,309	35,708
Depreciation and amortization	48,785	48,533	39,552
Other amortization	18,849	17,998	13,905
Loss on equity investments, net	808	5,720	3,309
Stock-based compensation	19,086	27,989	29,396
(Benefit from) provision for deferred income taxes	(2,993)	(3,015)	9,921
Other non-cash adjustments	(6,302)	22,398	8,189
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(120,629)	70,037	(41,486)
Inventory	1,160	(1,287)	(499)
Prepaid expenses and other assets	3,011	(12,171)	2,642
Content production assets	(17,738)	(25,645)	(34,349)
Accounts payable, accrued expenses and other liabilities	22,719	5,088	(31,954)
Deferred income	11,718	6,149	10,297
Net cash provided by operating activities	178,596	319,874	121,692
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(39,231)	(27,662)	(69,086)
Purchases of short-term investments	(374,502)	(153,904)	(124,282)
Proceeds from sales and maturities of short-term investments	222,060	182,316	157,487
Purchase of investment securities	(1,470)	(589)	(1,366)
Proceeds from sale of investment securities	—	11,715	—
Other	4,329	—	1,438
Net cash (used in) provided by investing activities	(188,814)	11,876	(35,809)
FINANCING ACTIVITIES:
Repayment of debt	(100,398)	(103,599)	(5,103)
Repayment of finance leases	(11,948)	(10,795)	(8,352)
Dividends paid	(36,413)	(37,249)	(37,431)
Debt issuance costs	—	—	(708)
Proceeds from borrowings under the credit facility	—	200,000	—
Taxes paid related to net settlement upon vesting of equity awards	(5,640)	(11,082)	(30,183)
Proceeds from issuance of stock and other	2,973	2,630	2,325
Repurchase and retirement of common stock	(165,630)	—	(83,441)
Net cash (used in) provided by financing activities	(317,056)	39,905	(162,893)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(327,274)	371,655	(77,010)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,102	90,447	167,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,828	$462,102	$90,447
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$55,500	$45,586	$7,386
Cash paid for interest	$9,927	$12,262	$10,706
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 10)	$22,207	$4,365	$4,997

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

We are an integrated media and entertainment company, principally engaged in the production and distribution of wrestling entertainment content through various channels, including our premium over-the-top network (“WWE Network”), content rights agreements, premium live event programming, filmed entertainment, live events, licensing of various WWE themed products, and the sale of consumer products featuring our brands. Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees associated with the distribution of our programming content, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with ticketed audiences, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

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

Short-term Investments, Net — Our short-term investments consist of U.S. Treasury securities, corporate bonds and government agency bonds. We classify and account for these securities as available-for-sale debt securities and carry these securities at fair value. We report the unrealized gains and losses, net of tax, as other comprehensive income (loss) in stockholders’ equity, with the exception, if applicable, of unrealized losses due to loss of credit worthiness or unrealized gains due to recovery of credit worthiness, which are recorded to other income, net on the Consolidated Statements of Operations. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Property and Equipment, Net — Property and equipment are carried at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three years to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five years to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value.

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

Content Production Assets, Net — The Company is primarily a content producer with content production assets consisting of feature films, non-live event episodic television series, and original programming content for WWE Network. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. The original WWE Network programming content are predominantly monetized as a film group through the collection of licensing fees from distribution partners or through the collection of monthly subscription fees from WWE Network.

Amounts capitalized for content production assets typically include development costs, production costs, production overhead, and employee salaries and are net of any film production incentives associated with our feature films. Content production assets related to our feature films are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Content production assets related to non-live event episodic television series are expensed upon delivery of the completed programming content to the individual television distributors. Our programming content distributed on the WWE Network is expensed based upon delivery to distribution partners or based on viewership consumption patterns if on the subscription-based WWE Network.

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

Revenue Recognition — Revenues are generally recognized when control of the promised goods or services is transferred to our customers, either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Our revenues do not include material estimated amounts of variable consideration. The variable consideration contained in our contracts relates primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, (ii) content license fees and subscriptions to WWE Network, (iii) fees for viewing our premium live event programming, (iv) feature film distribution, (v) advertising and sponsorship sales, (vi) live event ticket sales, (vii) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, (viii) direct-to-consumer sales of merchandise at our live event venues, and (ix) direct-to-consumer sales of our merchandise through eCommerce platforms. The below describes our revenue recognition policies in further detail for each major revenue source of the Company.

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

Operating Expenses — Operating expenses consist of our production costs associated with developing our content, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales, and costs associated with operating WWE Network. In addition, operating expenses include the operating costs associated with talent development, data analytics, data engineering, business strategy and real estate and facilities functions. Included within operating expenses are the following depreciation and amortization expenses:

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

•Amortization and impairment of television production assets:

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on WWE Network. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized television production assets are evaluated for impairment each reporting period. Program amortization for WWE Network is included in operating expenses as a component of amortization of television production assets. For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon delivery of the content to distribution partners or the initial release on the subscription-based WWE Network, as the vast majority of viewership occurs in close proximity to the initial release.

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

The following table presents the depreciation and amortization expense amounts included within Operating expenses for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Amortization and impairment of content production assets	$19,714	$26,309	$35,708
Depreciation and amortization of WWE Network content delivery and technology assets	7,530	5,632	5,317
Amortization of right-of-use assets - finance leases of equipment	9,149	11,070	8,020
Depreciation on equipment used directly to support operations	630	561	108
Total depreciation and amortization included in operating expenses	$37,023	$43,572	$49,153

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the depreciation and amortization table noted above. These costs include production-related costs, such as lighting, pyrotechnics and staging, associated with our weekly, in-ring televised programming as well as our premium live events, which are included as a component of our Media segment operating expenses. We also incur event-related costs, such as venue rental, security and travel, associated with our premium live events as well as our televised and non-televised events, which are included as a component of our Live Events segment operating expenses. Talent-related costs primarily associated with our premium live events and televised programming are included within our Media segment, while talent-related costs associated with our non-televised events are included within our Live Events segment.

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2021, 2020 and 2019, we recorded advertising expenses of $9,219, $13,539 and $21,165, respectively.

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. The award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award tranche of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. As of December 31, 2021, the liability portion of the award was $2,466, which is included in Other non-current liabilities on the Consolidated Balance Sheet.

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

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. During 2021, 2020 and 2019, the dividends declared and paid per share of Class A and Class B common stock were the same.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$180,408	$131,771	$77,061

Weighted average basic common shares outstanding	76,324	77,564	78,157
Dilutive effect of restricted and performance stock units	447	492	1,361
Dilutive effect of convertible debt instruments	8,166	6,160	10,707
Dilutive effect of employee share purchase plan	6	3	6
Weighted average dilutive common shares outstanding	84,943	84,219	90,231

Earnings per share:
Basic	$2.36	$1.70	$0.99
Diluted	$2.12	$1.56	$0.85

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,641	3,762	5,756
Outstanding restricted and performance stock units	—	—	—

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.23, $0.13 and $0.12 impact on diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

4. Revenues

See Note 2, Summary of Significant Accounting Policies – Revenue Recognition for information on our revenue recognition accounting policies.

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$215,404	$185,667	$184,553
Core content rights fees (2)	575,812	538,334	348,593
Advertising and sponsorships (3)	71,495	65,333	72,428
Other (4)	73,501	78,882	137,525
Total Media Segment net revenues	936,212	868,216	743,099
Live Events Segment:
North American ticket sales	46,301	15,206	93,812
International ticket sales	4,639	210	19,048
Advertising and sponsorships (5)	896	354	2,072
Other (6)	5,967	4,151	10,653
Total Live Events Segment net revenues	57,803	19,921	125,585
Consumer Products Segment:
Consumer product licensing	51,982	41,675	43,197
eCommerce	39,085	41,196	29,882
Venue merchandise	10,092	3,199	18,679
Total Consumer Products Segment net revenues	101,159	86,070	91,758
Total net revenues	$1,095,174	$974,207	$960,442

(1)Network revenues consist primarily of license fees associated with the domestic distribution of WWE Network content to NBCU (effective March 18, 2021), as well as subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements. Network revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights to NBCU during the first quarter of 2021.

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

(6)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events, as well as revenues from events for which the Company receives a fixed fee.

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

Remaining Performance Obligations

As of December 31, 2021, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,351,340, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2022 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2022 through 2026. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2022 through 2028. The transaction prices related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenues balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenues (i.e. contract liabilities) as of December 31, 2021 and 2020 were $74,661 and $62,943, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the year ended December 31, 2021 of $11,718 is primarily driven by advances received, partially offset by revenue recognized in 2021 as a result of satisfying our performance obligations. The balance of the current portion of deferred revenue recorded as of December 31, 2020 of $62,887 was recognized into revenue during 2021.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses on our Consolidated Statements of Operations. Capitalized commission fees of $625 and $725 at December 31, 2021 and 2020, respectively, relate primarily to incremental costs of obtaining our long-term content distribution arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expenses. The amount of amortization was $100, $100 and $1,061 for the years ended December 31, 2021, 2020 and 2019, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

5. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2021	2020
Equity method investments	$—	$1,000
Nonmarketable equity investments without readily determinable fair values	11,618	10,148
Total investment securities	$11,618	$11,148

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

We evaluated our equity method investments for impairment when events indicated that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the year ended December 31, 2021, the Company exited its equity method investment in an apparel and lifestyle brand and recorded an impairment charge of $808 to write-down the carrying value of the investment to zero as a result of the settlement with the investee. During the year ended December 31, 2020, the Company recorded impairment charges of $13,231 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. We determined fair value using a discounted cash flow model using recent forecasts from the investee, which indicated a decline in the value of the investment. The decline in value is due to the significant adverse impact on retail market conditions caused by COVID-19 combined with lower sales forecasts. These impairment charges are included as a component of Other income (expense), net on the Consolidated Statements of Operations. The Company did not record any impairment charges related to our equity method investments during the year ended December 31, 2019.

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Net equity method earnings	$445	$760	$911
Net dividends received	(638)	(872)	(1,061)
Equity in earnings of affiliate, net of dividends received	$(193)	$(112)	$(150)

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

The following table summarizes the impairments and observable price change event adjustments recorded on our nonmarketable equity investments without readily determinable fair values for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Impairments (1)	$—	$(2,715)	$—
Observable price change upward adjustments (2)	—	—	1,151
Observable price change downward adjustments	—	(29)	—
Total income (loss) from adjustments to nonmarketable equity investments	$—	$(2,744)	$1,151

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

Marketable Equity Investments With Readily Determinable Fair Value

In November 2020, the Company sold all of its common shares of our investments in DraftKings, Inc. and Phunware, Inc., receiving cash proceeds totaling $11,715, which are reflected in cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2020. The Company recorded net realized gains of $10,254 on the securities during the year ended December 31, 2020. We recorded net unrealized holding losses of $4,444 during the year ended December 31, 2019. Realized and unrealized holding gains and losses are included as a component of Other income (expense), net on the Consolidated Statements of Operations.

Short-Term Investments

Our short-term investments consist of available-for-sale debt securities which are measured at fair value and consist of the following:

	December 31, 2021				December 31, 2020
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$90,278	$—	$(57)	$90,221	$99,973	$21	$—	$99,994
Corporate bonds	147,102	1	(269)	146,834	25,078	6	(1)	25,083
Government agency bonds	44,026	1	(125)	43,902	6,187	31	—	6,218
Total	$281,406	$2	$(451)	$280,957	$131,238	$58	$(1)	$131,295

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of December 31, 2021 and 2020, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the years ended December 31, 2021 and 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss on the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of December 31, 2021, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	3 months - 2 years
Corporate bonds	1 month - 2 years
Government agency bonds	1 month - 2 years

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

During the years ended December 31, 2021, 2020 and 2019, we recognized $395, $1,819 and $4,728, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net on our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2021	2020	2019
Proceeds from sale of short-term investments	$27,911	$22,613	$—
Proceeds from maturities and calls of short-term investments	$194,149	$159,703	$157,487
Purchases of short-term investments	$374,502	$153,904	$124,282
Gross realized (losses) gains on sale of short-term investments	$(2)	$64	$—

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

We have classified our investments in U.S. Treasury securities, corporate bonds and government agency bonds, which collectively are investments in available-for-sale debt securities, within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The U.S. Treasury securities, corporate bonds and government agency bonds are valued based on model-driven valuations. A third-party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our corporate bond, U.S. Treasury securities and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.

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

The Company's long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

is recognized. During the years ended December 31, 2021, 2020 and 2019, we recorded non-cash abandonment charges of $175, $1,783 and $940, respectively, to write off the carrying value of certain assets included within property and equipment that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses on our Consolidated Statements of Operations. Apart from these charges, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the years ended December 31, 2021, 2020 and 2019. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded impairment charges of $313, $3,171 and $1,301 on content production assets based upon fair value measurements of $528, $3,276, and $943, respectively. See Note 9, Content Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company's debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2021, the face amount of the mortgage loan approximates its fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2021 and 2020, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$210,076	$203,032	$208,437	$197,475

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2021	2020
Land, buildings and improvements	$154,826	$163,597
Equipment	148,193	145,243
Corporate aircraft	32,249	32,249
Vehicles	993	1,007
Projects in progress	49,660	17,681
	385,921	359,777
Less accumulated depreciation and amortization	(213,244)	(198,232)
Total	$172,677	$161,545

Depreciation expense for property and equipment totaled $38,609, $38,411 and $30,190 for the years ended December 31, 2021, 2020 and 2019, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of December 31, 2021, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to seven years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to five years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarters lease, in November 2020, the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and will not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company will account for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral, including interest, was $6,793 as of December 31, 2021, with $5,567 included as a component of Other non-current liabilities and $1,226 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

On October 26, 2021, the Company amended its Stamford headquarters lease to reduce the leased space by approximately 33,000 rentable square feet. The lease reduction will result in rental savings of approximately $31,000 over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of $3,875 to be paid through June 30, 2023. No other material changes were made to the existing lease terms. The lease amendment was accounted for as a lease modification, which resulted in upward remeasurements of the right-of-use asset and lease liability of $16,639 and $9,919, respectively. As a result, the Company recognized a gain on the partial termination of $6,720, which is included as a component of Other income (expense), net within our Statement of Operations.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	For the year ended December 31,
	2021	2020	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$18,360	$20,172	$12,556
Interest on lease liabilities	18,299	18,359	10,020
Operating lease costs	6,185	5,695	8,693
Other short-term and variable lease costs	1,805	1,678	1,914
Sublease income (1)	(69)	(16)	(64)
Total lease costs	$44,580	$45,888	$33,119

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11,506	$1,244	$607
Operating cash flows from operating leases	$5,548	$4,850	$7,945
Finance cash flows from finance leases	$11,948	$10,795	$8,352
Right-of-use assets obtained in exchange for new finance lease liabilities	$174	$40,212	$286,330
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,457	$2,518	$6,283

	As of December 31,
	2021	2020	2019
Weighted-average remaining lease term - finance leases	27.0 years	28.8 years	29.8 years
Weighted-average remaining lease term - operating leases	3.0 years	4.3 years	4.3 years
Weighted-average discount rate - finance leases	4.0%	4.8%	4.8%
Weighted-average discount rate - operating leases	3.5%	4.3%	4.6%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of December 31, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2022	$5,034	$27,229
2023	2,747	27,418
2024	1,186	24,319
2025	590	21,149
2026	338	21,480
Thereafter	507	536,840
Total lease payment	10,402	658,435
Less: imputed interest	(584)	(271,564)
Total future minimum lease payments	$9,818	$386,871

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

9. Content Production Assets, Net

See Note 2, Summary of Significant Accounting Policies – Content Production Assets, Net for information on our content production accounting policies.

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of December 31,		As of December 31,
	2021	2020	2021	2020
In release	$3,291	$6,608	$139	$173
In production	9,581	7,926	627	340
In development	143	378	—	—
Total	$13,015	$14,912	$766	$513

As of December 31, 2021, approximately 70% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of December 31, 2021, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Content production amortization expense - assets monetized individually	$13,720	$17,676	$28,950
Content production amortization expense - assets monetized as a film group	5,316	5,333	5,175
Content production impairment charges (1)	313	3,171	1,301
Content production development write-offs (2)	365	129	282
Total amortization and impairment of content production assets	$19,714	$26,309	$35,708

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Trade related	$11,150	$7,274
Staff related	15,558	17,682
Management incentive compensation	30,604	14,266
Talent related	4,428	4,605
Accrued WWE Network related expenses	10,950	4,253
Accrued event and television production	9,687	12,888
Accrued legal and professional	5,506	4,614
Accrued legal settlements (1)	—	39,000
Accrued purchases of property and equipment	22,207	4,365
Accrued film liability	29	6,100
Accrued other	10,397	9,695
Total	$120,516	$124,742

(1)Accrued legal settlements as of December 31, 2020 included a settlement that was fully covered by an insurance recovery through the Company’s insurance carriers. Accordingly, an insurance loss recovery asset was recorded as a component of Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2020.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least March 31, 2022. As of December 31, 2021, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheets. As of December 31, 2021, no actual conversions have occurred. See Note 3, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of December 31,
	2021	2020
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(11,968)	(17,525)
Less: Unamortized debt issuance costs	(1,939)	(2,792)
Net carrying amount	$201,093	$194,683

Equity component (1)	$35,547	$35,547

(1)Recorded on the Consolidated Balance Sheets within Additional paid-in capital.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2021	2020	2019
3.375% contractual coupon	$7,256	$7,256	$7,256
Amortization of debt discount	5,557	5,213	4,891
Amortization of debt issuance costs	852	803	686
Additional interest on Convertible Notes (1)	—	—	1,370
Interest expense	$13,665	$13,272	$14,203

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

12. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2021	2020
Current portion of long-term debt:
Revolving Credit Facility	$—	$100,000
Mortgage	430	412
Total current portion of long-term debt	430	100,412

Long-term debt:
Mortgage	$21,284	$21,700
Total long-term debt	21,284	21,700

Total	$21,714	$122,112

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of December 31, 2021, the LIBOR-based rate plus margin was 1.21%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200,000 under its Revolving Credit Facility. In December 2020, the Company repaid $100,000 of the borrowings, and in January 2021, the Company repaid the remaining $100,000. As of December 31, 2021, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of December 31, 2021 and 2020, there was $0 and $100,000 outstanding under the Revolving Credit Facility, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

As of December 31, 2021, the scheduled principal repayments under our mortgage obligation for the remaining term of the mortgage are as follows:

December 31, 2022	$430
December 31, 2023	450
December 31, 2024	471
December 31, 2025	20,363
$21,714

13. Income Taxes

For the years ended December 31, 2021, 2020 and 2019, the effective tax rate on income from continuing operations was 22.5%, 23.0% and 18.6%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$40,389	$9,386	$(294)
State and local	7,985	8,843	1,422
Foreign	7,126	23,945	7,028
Deferred taxes:
Federal	(2,499)	(1,391)	8,015
State and local	(528)	(1,445)	1,412
Foreign	(19)	—	34
Total income tax expense	$52,454	$39,338	$17,617

Within the current foreign tax provision for the years ended December 31, 2021, 2020 and 2019 is $6,840, $24,106 and $7,587, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below.

Components of income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$231,578	$170,668	$92,701
Foreign	1,284	441	1,977
Total income before income taxes	$232,862	$171,109	$94,678

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 21% and that reported for financial statement purposes:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal tax	$48,901	$35,930	$19,880
State and local taxes, net of federal tax benefit	5,890	5,061	3,962
Foreign rate differential	(5)	38	(53)
Tax exempt interest income	—	—	(16)
Nondeductible executive compensation	3,159	2,427	1,669
Unrecognized tax benefits	(56)	(127)	(23)
Meals and entertainment	2	119	261
Employee Stock Purchase Plan	122	53	(87)
Foreign-derived intangible income (FDII)	(5,628)	(4,892)	(422)
Global intangible low-taxed income (GILTI)	231	175	273
Excess tax benefits related to the vesting of share-based compensation	524	388	(9,394)
Other	(686)	166	1,567
Provision for income taxes	$52,454	$39,338	$17,617

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$1,150	$869
Inventory	384	615
Deferred income	7,815	8,020
Stock compensation	3,323	3,955
Net operating loss carryforward	1,118	1,187
Investments	121	257
Intangible assets	1,700	1,645
Capitalized content production costs	2,164	1,857
Accrued liabilities and reserves	1,737	2,857
Lease obligations	10,719	11,513
Federal benefit related to uncertain tax positions	23	29
Deferred tax assets, gross	30,254	32,804
Valuation allowance	(1,118)	(1,187)
Deferred tax assets, net	29,136	31,617
Deferred tax liabilities:
Property and equipment depreciation	(12,514)	(15,927)
Deferred revenue	—	(781)
Right-of-use assets	(1,778)	(2,587)
Investments	(1,744)	(2,270)
Deferred tax liabilities	(16,036)	(21,565)
Total deferred tax assets, net	$13,100	$10,052

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $11,234, $27,349 and $65,885 in 2021, 2020 and 2019, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

As of December 31, 2021 and 2020, we had $13,100 and $10,052, respectively, of deferred tax assets, net, included on our Consolidated Balance Sheets. The increase in our net deferred tax asset balance was primarily driven by a reduction in deferred tax liabilities related to bonus depreciation for fixed assets.

During the years ended December 31, 2021 and 2020, we recognized $524 and $388 of excess tax expenses, respectively, related to the Company’s share-based compensation awards at vesting. During the year ended December 31, 2019, we recognized $9,394 of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax expenses and benefit recorded are driven by the change in the Company’s stock price between the original grant date of the awards and their subsequent vesting date. The corresponding offset of these tax expenses and benefits is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Discrete tax items, including the aforementioned excess tax expenses and benefits, resulted in a net tax benefit of $887, $351 and $7,919 during the years ended December 31, 2021, 2020 and 2019, respectively. Excluding these items, our effective tax rate was 23%, 23% and 27% for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, we had valuation allowances of $1,118 and $1,187 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

Unrecognized Tax Benefits

For the year ended December 31, 2021, we recognized $70 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $34 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2020, we recognized $169 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $30 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 22.5% for the year ended December 31, 2021 as compared to 23.0% for the year ended December 31, 2020.

At December 31, 2021, we had $68 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Other non-current liabilities. At December 31, 2020, we had $130 of unrecognized tax benefits, which is classified in Other non-current liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2021	2020
Beginning Balance- January 1	$130	$251
Increase to unrecognized tax benefits recorded for positions taken during the current year	8	41
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	—	(2)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(70)	(160)
Ending Balance- December 31	$68	$130

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $23 of accrued interest and $11 of accrued penalties related to uncertain tax positions as of December 31, 2021 classified in Other non-current liabilities. At December 31, 2020, we had $25 of accrued interest and $15 of accrued penalties related to uncertain tax positions classified in Other non-current liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $28 within 12 months after December 31, 2021.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2021 and 2020, the Company settled audits with various state and local jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2016. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2016.

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

We recorded the following incentives during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Television production incentives	$13,845	$18,367	$13,539
Feature film production incentives	—	—	288
Infrastructure improvement incentives on qualifying capital projects (1)	4,329	—	1,438
Total	$18,174	$18,367	$15,265

(1)Of this amount, $3,290 was recorded as a reduction in property and equipment, with the remainder recorded as a reduction to depreciation expense.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

15. Commitments and Contingencies

We have certain commitments, including various service contracts with certain vendors and various talent. Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Future minimum payments as of December 31, 2021 under the agreements described above were as follows:

Service Contracts
and Talent
Commitments
2022	$37,510
2023	16,760
2024	11,651
2025	10,273
2026	7,885
Thereafter	—
Total	$84,079

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company’s motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purported to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contained many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleged that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims were time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court’s dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleged that the booking contracts and other agreements between the plaintiffs and the Company were unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleged claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believed that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that was going to determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier, and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. On February 24, 2021, the plaintiffs-appellants filed a petition for writ of certiorari with the U.S. Supreme Court. On March 26, 2021, the Company filed an opposition to the petition for writ of certiorari. On April 26, 2021, the U.S. Supreme Court denied the plaintiffs-appellants’ petition for writ of certiorari. On September 2, 2021, the magistrate judge recommended that fees be awarded to the Company in respect of the Company’s pending motions for sanctions in the amount of $312, and on September 30, 2021, the Court adopted that recommendation. On December 24, 2021, Attorney Konstantine Kyros appealed the sanctions ruling to the Second Circuit; on December 28, 2021, the Company cross-appealed with respect to the amount of sanctions. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit.

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

Additionally, six purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors and former-senior executives of the Company patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

consolidate the Merholz, Kooi, and Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand. The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative complaint, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. On November 7, 2020, the Court granted the Defendants’ motion to dismiss the Merholz, Kooi, and Nordstrom actions without prejudice, while reserving a determination on whether the dismissal would be with prejudice pending resolution of the motion to intervene. On November 20, 2020, the Defendants filed their Opposition to Palkon’s motion to intervene and Palkon filed his reply on December 4, 2020. On October 28, 2020, another shareholder, Bernard Leavy, filed a notice of joinder in Palkon’s motion to intervene, which the Defendants opposed. On May 13, 2021, Merholz, along with another shareholder, Nicholas Jiminez, filed a new complaint in Connecticut Superior Court containing substantially similar allegations to those in the Merholz federal action. Defendants removed the Merholz/Jiminez state court action to the U.S. District Court for the District of Connecticut on June 9, 2021, and it was transferred to Judge Bolden as a related case. Merholz/Jiminez moved to remand the case to state court on June 22, 2021. Defendants filed an opposition to the motion to remand on July 13, 2021. On June 16, 2021, Defendants moved to dismiss the new complaint in its entirety. Merholz/Jiminez filed an opposition to the motion to dismiss on July 7, 2021. On June 7, 2021, another shareholder, City of Pontiac Police and Fire Retirement System, filed a complaint in Connecticut Superior Court, asserting substantially similar allegations as in the other derivative actions. Defendants removed that action to the U.S. District Court for the District of Connecticut on July 7, 2021 and, the same day, filed a motion to dismiss that complaint in its entirety. The City of Pontiac lawsuit also was transferred to Judge Bolden as a related case. On June 10, 2021, another shareholder, Jesse Rezendez, filed a complaint in the U.S. District Court for the District of Connecticut, asserting substantially similar allegations as in the other derivative actions. On August 17, 2021, the parties in all of the shareholder derivative lawsuits pending in Connecticut and Delaware filed a joint notice that they had reached a settlement in principle. On August 18, 2021, the Court ordered all of the pending cases to be administratively closed in light of the parties’ settlement in principle. On September 17, 2021, the parties entered into a Stipulation and Agreement of Settlement. On September 20, 2021, the plaintiffs in all of the pending cases moved for preliminary approval of the parties’ settlement. On October 20, 2021, the Court preliminarily approved the parties’ settlement and authorized dissemination of the notice of settlement. On November 17, 2021, the plaintiffs in all of the pending cases moved for final approval of the parties’ settlement. Following a hearing on December 22, 2021, the Court issued an Order and Final Judgment Approving Settlement of Derivative Actions on December 23, 2021, granting the plaintiffs’ motions for final approval of settlement, dismissing the derivative actions with prejudice, and directing that judgment be entered and the cases be closed.

On January 11, 2022, a complaint was filed against the Company by MLW Media LLC (“MLW”) alleging that the Company supposedly interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and supposedly engaged in unfair business practices in violation of the Sherman Antitrust Act and California law. Such supposedly unfair business practices are alleged to include cutting off competitors’ access to viewers and licensing opportunities, interfering with contracts, poaching talent, eliminating price competition, and misappropriating and attempting to misappropriate confidential information of its competitors. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

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

As previously announced, in April 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment was accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

June 30, 2018. In connection with the Alpha transactions, WWE also entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. On April 13, 2020, Alpha filed for Chapter 11 bankruptcy, and the support services agreement was subsequently amended and assigned to Alpha’s successor. During the years ended December 31, 2020 and 2019, the Company billed Alpha $1,006 and $3,250, respectively, for services rendered under the support services agreement. As of December 31, 2021 and 2020, the Company had $0 and $506, respectively, of current receivables for amounts billed to Alpha. All amounts due from Alpha under the support services agreement have been recouped.

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

During the year ended December 31, 2021, the Company repurchased 3,251,313 shares of common stock in the open market at an average price of $50.94 for an aggregate amount of $165,630. The Company did not repurchase any shares of common stock in the open market during the year ended December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,398,385 shares of common stock in the open market at an average price of $59.67 for an aggregate amount of $83,441. All share repurchases have been retired. As of December 31, 2021, $250,929 of common stock may be repurchased under the stock repurchase program announced in February 2019.

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the year ended December 31, 2019, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $36,413, $37,249, and $37,431 on all Class A and Class B shares for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, there were approximately 3.2 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs, PSUs and PSU-TSRs.

Stock-based compensation costs related to RSUs, PSUs and PSU-TSRs totaled $17,503, $26,737 and $28,025 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following tables summarize the RSU activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	250,306	$53.78
Granted	283,646	$53.10
Vested	(131,786)	$53.88
Forfeited (1)	(104,999)	$51.53
Dividend equivalents	2,836	$53.66
Unvested at December 31, 2021	300,003	$55.03

(1)Of this amount, 38,266 shares were forfeited during the second quarter of 2021 as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Year Ended December 31,
	2021	2020	2019
Tax benefits realized	$6,310	$14,319	$13,813
Weighted-average grant-date fair value of RSUs granted	15,061	16,106	7,327
Fair value of RSUs vested	7,101	13,434	4,763

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures was $10,161 before income taxes and is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. The award vests in two tranches of 40%, and 60%, during the years 2022 and 2025,

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. As of December 31, 2021, the liability portion of the award was $2,466, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of December 31, 2021 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

The following tables summarize the PSU activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	578,750	$57.13
Granted	304,726	$49.34
Achievement adjustment	(97,532)	$55.96
Vested	(177,423)	$73.39
Forfeited (1)	(177,491)	$61.10
Dividend equivalents	2,237	$59.84
Unvested at December 31, 2021	433,267	$50.14

(1)Of this amount, 66,702 shares were forfeited during the second quarter of 2021 as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Year Ended December 31,
	2021	2020	2019
Tax benefits realized	$4,824	$13,030	$52,072
Weighted-average grant-date fair value of PSUs granted	15,035	19,592	10,111
Fair value of PSUs vested	13,021	20,830	32,523

During the year ended December 31, 2020 we granted 274,663 PSUs, which were subject to performance conditions. During the first quarter of 2021, it was determined that the performance conditions related to these PSUs were partially met, which resulted in an achievement adjustment decrease of 97,532 PSUs in 2021 relating to the initial 2020 PSU grant.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $11,798 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the PSU-TSR activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	57,965	$47.30
Granted	—	$—
Achievement adjustment	5,319	$47.28
Vested	(15,579)	$46.97
Forfeited	—	$—
Dividend equivalents	31	$47.28
Unvested at December 31, 2021	47,736	$47.28

	Year Ended December 31,
	2021	2020	2019
Tax benefits realized	$—	$—	—
Weighted-average grant-date fair value of PSU-TSRs granted	—	—	—
Fair value of PSU-TSRs vested	732	830	—

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested PSU-TSRs, net of estimated forfeitures, was $666 before income taxes, and is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain dollar limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to General and administrative expenses for the difference between the fair market value and the discounted price. During 2021, 2020 and 2019, employees purchased 59,685, 57,020 and 34,001 shares of our common stock which resulted in an expense of $598, $473, and $488, respectively. As of December 31, 2021, approximately 1.4 million shares of the Company's common stock are available for issuance under the 2012 Employee Stock Purchase Plan.

19. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $3,119, $2,968 and $2,977 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2021, 2020 or 2019.

20. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the business, evaluates financial results, and makes key operating decisions.

Unallocated corporate general and administrative expenses largely relate to corporate functions such as finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. These unallocated corporate general and administrative expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Media	$936,212	$868,216	$743,099
Live Events	57,803	19,921	125,585
Consumer Products	101,159	86,070	91,758
Total net revenues	$1,095,174	$974,207	$960,442

Depreciation and amortization:
Media	$13,427	$15,119	$12,592
Live Events	43	23	—
Consumer Products	178	8	—
Corporate	27,253	27,466	21,535
Total depreciation and amortization	$40,901	$42,616	$34,127

Adjusted OIBDA:
Media	$390,506	$367,818	$224,136
Live Events	7,652	(17,655)	9,376
Consumer Products	35,530	26,638	28,559
Corporate	(106,577)	(90,613)	(82,038)
Total Adjusted OIBDA	$327,111	$286,188	$180,033

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2021	2020	2019
Total operating income	$259,017	$208,544	$116,510
Depreciation and amortization (1)	40,901	42,616	34,127
Stock-based compensation	19,086	27,989	29,396
Other adjustments (2)	8,107	7,039	—
Total Adjusted OIBDA	$327,111	$286,188	$180,033

(1)Depreciation and amortization for the years ended December 31, 2021, 2020 and 2019 includes $9,210, $9,103 and $4,535, respectively, of amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease.

(2)Other adjustments for the year ended December 31, 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments for the year ended December 31, 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2021	2020	2019
North America	$873,686	$764,938	$656,642
Europe/Middle East/Africa	147,978	135,876	223,471
Asia Pacific	61,852	62,327	67,493
Latin America	11,658	11,066	12,836
Total net revenues	$1,095,174	$974,207	$960,442

The Company's property and equipment was almost entirely located in the United States at December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019, there were two customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $412,000 and $200,000 in 2021, approximately $270,000 and $183,000 in 2020, and approximately $207,000 and $110,000 in 2019. These revenues are primarily reflected in our Media segment.

21. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2021
Allowance for doubtful accounts	$3,660	$1,260	$(79)	$4,841
Home video allowance for returns	350	—	(43)	307
Allowance for WWE Network refunds and chargebacks	40	158	(191)	7
For the Year Ended December 31, 2020
Allowance for doubtful accounts	$419	$3,572	$(331)	$3,660
Home video allowance for returns	349	—	1	350
Allowance for WWE Network refunds and chargebacks	50	452	(462)	40
For the Year Ended December 31, 2019
Allowance for doubtful accounts	$651	$31	$(263)	$419
Home video allowance for returns	343	—	6	349
Allowance for WWE Network refunds and chargebacks	15	410	(375)	50

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products, as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.