Form 10-Q
period 2022-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-05-05
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

At May 3, 2022, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,246,147 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$333,448	$263,524
Operating expenses	180,685	142,154
Marketing and selling expenses	18,420	18,912
General and administrative expenses	32,227	26,560
Depreciation and amortization	9,707	10,842
Operating income	92,409	65,056
Interest expense	6,345	8,508
Other income, net	321	556
Income before income taxes	86,385	57,104
Provision for income taxes	20,344	13,272
Net income	$66,041	$43,832
Earnings per share: basic	$0.88	$0.57
Earnings per share: diluted	$0.77	$0.51
Weighted average common shares outstanding:
Basic	74,781	77,376
Diluted	87,575	85,686
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$66,041	$43,832
Other comprehensive loss:
Foreign currency translation adjustments	(60)	(46)
Net unrealized holding losses on available-for-sale debt securities (net of tax benefit of $525 and $7, respectively)	(1,663)	(21)
Total other comprehensive loss	(1,723)	(67)
Comprehensive income	$64,318	$43,765

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,594	$134,828
Short-term investments, net	342,219	280,957
Accounts receivable (net of allowance for doubtful accounts and returns of $5,157 and $5,155, respectively)	163,192	171,196
Inventory, net	9,200	8,033
Prepaid expenses and other current assets	30,716	32,242
Total current assets	650,921	627,256
Property and equipment, net	183,793	172,677
Finance lease right-of-use assets, net	308,549	313,360
Operating lease right-of-use assets, net	14,723	8,973
Content production assets, net	15,798	13,781
Investment securities	11,618	11,618
Deferred income tax assets, net	16,745	13,100
Other assets, net	43,201	43,302
Total assets	$1,245,348	$1,204,067
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$435	$430
Finance lease liabilities	12,465	12,190
Operating lease liabilities	3,783	4,755
Convertible debt	213,396	201,093
Accounts payable and accrued expenses	111,121	120,516
Deferred revenues	83,947	74,633
Total current liabilities	425,147	413,617
Long-term debt	21,173	21,284
Finance lease liabilities	370,948	374,681
Operating lease liabilities	11,547	5,063
Other non-current liabilities	10,689	8,162
Total liabilities	839,504	822,807
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,242,334 and 43,732,977 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	433	438
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	386,562	409,884
Accumulated other comprehensive income	697	2,420
Retained earnings (accumulated deficit)	17,841	(31,793)
Total stockholders’ equity	405,844	381,260
Total liabilities and stockholders' equity	$1,245,348	$1,204,067

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$409,884	$2,420	$(31,793)	$381,260
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	66,041	66,041
Other comprehensive loss	—	—	—	—	—	(1,723)	—	(1,723)
Repurchases and retirements of common stock	(525)	(5)	—	—	(4,916)	—	(25,085)	(30,006)
Stock issuances, net	34	—	—	—	1,239	—	—	1,239
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(32)	—	—	(32)
Cash dividends declared	—	—	—	—	—	—	(8,931)	(8,931)
Stock-based compensation	—	—	—	—	6,770	—	—	6,770
Balance, March 31, 2022	43,242	$433	31,099	$311	$386,562	$697	$17,841	$405,844

	Three Months Ended March 31, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$424,758	$2,985	$(39,727)	$388,794
Net income	—	—	—	—	—	—	43,832	43,832
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Repurchases and retirements of common stock	(1,498)	(15)	—	—	(13,625)	—	(61,360)	(75,000)
Stock issuances and other, net	60	1	—	—	1,962	—	—	1,963
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(629)	—	—	(629)
Cash dividends declared	—	—	—	—	—	—	(9,160)	(9,160)
Stock-based compensation	—	—	—	—	7,548	—	—	7,548
Balance, March 31, 2021	45,257	$453	31,099	$311	$420,014	$2,918	$(66,415)	$357,281

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$66,041	$43,832
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	9,820	5,823
Depreciation and amortization	11,980	12,643
Other amortization	3,516	4,222
Stock-based compensation	9,618	7,980
Provision for (benefit from) deferred income taxes	297	(453)
Other non-cash adjustments	345	817
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	7,799	(32,864)
Inventory	(872)	282
Prepaid expenses and other assets	(1,388)	12,184
Content production assets	(11,714)	(5,771)
Accounts payable, accrued expenses and other liabilities	(9,278)	12,530
Deferred revenues	9,286	(1,319)
Net cash provided by operating activities	95,450	59,906
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(21,487)	(6,167)
Purchases of short-term investments	(111,623)	(52,405)
Proceeds from sales and maturities of short-term investments	47,424	22,842
Purchase of investment securities	—	(210)
Net cash used in investing activities	(85,686)	(35,940)
FINANCING ACTIVITIES:
Repayment of long-term debt	(106)	(100,101)
Repayment of finance leases	(3,435)	(2,723)
Dividends paid	(8,931)	(9,160)
Proceeds from tenant improvement allowances	2,273	—
Taxes paid related to net settlement upon vesting of equity awards	(32)	(629)
Proceeds from issuance of stock and other	1,239	1,963
Repurchase and retirement of common stock	(30,006)	(75,000)
Net cash used in financing activities	(38,998)	(185,650)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,234)	(161,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,828	462,102
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,594	$300,418
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$21,352	$2,696

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021.

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

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. In July 2021, we resumed our domestic and international live event touring schedules.

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

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the policies on the Company’s convertible debt, there have been no material changes to the Company’s significant accounting policies described in our Annual Report on Form 10-K. The Company’s policy on the accounting for its convertible debt was updated due to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2020-06, as described below.

Operating Expenses

Operating expenses consist of our production costs associated with developing our content, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, material and related costs associated with our consumer product merchandise sales, and costs associated with operating WWE Network. In addition, operating expenses include the operating costs associated with talent development, data analytics, data engineering, business strategy and real estate and facilities functions.

Included within Operating expenses are the following:

	Three Months Ended
	March 31,
	2022	2021
Amortization and impairment of content production assets	$9,820	$5,823
Depreciation and amortization of WWE Network content delivery and technology assets	2,176	1,724
Amortization of right-of-use assets - finance leases of equipment	2,222	2,385
Depreciation on equipment used directly to support operations	166	147
Total depreciation and amortization included in operating expenses	$14,384	$10,079

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The new guidance eliminates two of the three models in ASC 470-20, Debt with Conversion and Other Options, that require separating embedded conversion features from convertible instruments. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. The Company's existing 3.375% convertible senior notes due December 2023 ("Convertible Notes") are currently accounted for under the cash conversion feature model, which is one of the models being eliminated. As a result, after adopting the new guidance, the Company will no longer separately present in equity an embedded conversion feature of such debt. Instead, the Company will account for a convertible debt instrument wholly as debt unless (i) a convertible debt instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments (e.g., warrants) and embedded features (e.g., conversion features) that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. The new guidance also requires the use of the if-converted method when calculating diluted earnings per share (“EPS”) for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. The ASU is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company) and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the ASU effective January 1, 2022 under the modified retrospective approach. The cumulative effect of the change was recognized as an

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

adjustment to the opening balance of retained earnings (accumulated deficit) at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. As a result of the adoption, the Company’s Convertible Notes are no longer bifurcated into a separate liability and equity component in the March 31, 2022 consolidated balance sheet. Rather, the Convertible Notes are presented as a single liability at amortized cost, net of unamortized debt issuance costs, on the March 31, 2022 consolidated balance sheet. Upon adoption of the ASU, the Company recorded a net increase of $12,068 to the Convertible Notes liability component, a $26,383 net decrease to the equity component (additional paid-in capital) and a net increase of $17,609 to retained earnings (accumulated deficit) for the cumulative effect of the adoption. The Company also recorded a net increase of $3,294 to deferred income tax assets. The adjustments were calculated based on the carrying amount of the Convertible Notes as if it had always been treated as a liability only. Furthermore, included in the above adjustments, are adjustments to the debt issuance costs contra-liability and equity (additional paid-in capital) components under the same premise (i.e., as if the total amount of debt issuance costs had always been treated as a contra-liability only). Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes debt discount and adjusted deferred income taxes relative to unamortized debt issuance costs associated with the Convertible Notes. The Company also expects lower interest expense related to the Convertible Notes that will be recognized in future periods subsequent to adoption as a result of accounting for the Convertible Notes as a single liability measured at amortized cost. The following table summarizes the impact of the adoption of ASU 2020-06 on the Company’s opening consolidated balance sheet on January 1, 2022:

	December 31, 2021	ASU 2020-06	January 1, 2022
	As Reported	Adoption Impact	As Adjusted
Consolidated Balance Sheet line item:
Deferred income tax assets, net	$13,100	$3,294	$16,394
Convertible debt (1)	$201,093	$12,068	$213,161
Additional paid-in-capital (conversion feature, net of tax)	$409,884	$(26,383)	$383,501
Accumulated deficit (cumulative effect adjustment, net of tax)	$(31,793)	$17,609	$(14,184)

(1)Prior to adoption, the carrying value of the Convertible Debt represents the principal amount less the unamortized debt discount and unamortized debt issuance costs. After adoption, the carrying value of the Convertible Debt represents the principal amount less the unamortized debt issuance costs.

3. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

Unallocated corporate general and administrative expenses largely relate to corporate functions such as finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. These unallocated corporate general and administrative expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2022	2021
Net revenues:
Media	$278,119	$242,027
Live Events	23,101	472
Consumer Products	32,228	21,025
Total net revenues	$333,448	$263,524

Adjusted OIBDA:
Media	$128,217	$106,599
Live Events	2,814	(4,308)
Consumer Products	11,873	6,670
Corporate	(31,170)	(25,083)
Total Adjusted OIBDA	$111,734	$83,878

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended
	March 31,
	2022	2021
Total operating income	$92,409	$65,056
Depreciation and amortization	9,707	10,842
Stock-based compensation	9,618	7,980
Other adjustments	—	—
Total Adjusted OIBDA	$111,734	$83,878

4. Revenues

Revenues are generally recognized when control of the promised goods or services is transferred to our customers, either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In contracts that have multiple performance obligations, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available, as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual performance obligations. Variable consideration can result from variability in price or quantity, or both. The components of our transaction price generally does not include material amounts of variable consideration. The variable consideration related to the transaction price contained in our contracts relates primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. Most of our contracts do not include material amounts of variable consideration related to quantities in a contract, and when we have this variability, we estimate the quantities each reporting period. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2022	2021
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$56,335	$79,392
Core content rights fees (2)	141,523	139,739
Advertising and sponsorships (3)	19,767	15,596
Other (4)	60,494	7,300
Total Media Segment net revenues	278,119	242,027
Live Events Segment:
North American ticket sales	19,888	—
International ticket sales	—	—
Advertising and sponsorships (5)	1,145	—
Other (6)	2,068	472
Total Live Events Segment net revenues	23,101	472
Consumer Products Segment:
Consumer product licensing	20,006	11,039
eCommerce	7,717	9,986
Venue merchandise	4,505	—
Total Consumer Products Segment net revenues	32,228	21,025
Total net revenues	$333,448	$263,524

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

WWE Network subscriptions revenues for international subscribers, and domestic subscribers through March 17, 2021 (prior to transition of WWE Network content domestically to NBCU), are recorded over time during the subscription term, and our consumer product licensing revenues are recorded over time during the licensing period. Other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

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

Remaining Performance Obligations

As of March 31, 2022, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,240,938, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2022 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2022 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2022 through 2028. The transaction prices related to these future obligations generally do not include any variable consideration, which consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of March 31, 2022 and December 31, 2021 was $83,947 and $74,661, respectively, and are included within Deferred revenues and Other non-current liabilities on our Consolidated Balance Sheets.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $600 and $625 at March 31, 2022 and December 31, 2021, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During each of the three months ended March 31, 2022 and 2021, the amount of amortization was $25, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income for basic earnings per share	$66,041	$43,832
Effect of potentially diluted shares:
Interest expense related to the Convertible Notes (1)	1,566	—
Net income for diluted earnings per share	$67,607	$43,832

Weighted average basic common shares outstanding	74,781	77,376
Dilutive effect of restricted and performance stock units	526	383
Dilutive effect of convertible debt instruments	12,266	7,925
Dilutive effect of employee share purchase plan	2	2
Weighted average dilutive common shares outstanding	87,575	85,686

Earnings per share:
Basic	$0.88	$0.57
Diluted	$0.77	$0.51

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,728	4,536

(1)The Company adopted ASU 2020-06 effective January 1, 2022 under the modified retrospective approach. As such, for purposes of calculating net income for diluted earnings per share, we have not made any adjustments for the three months ended March 31, 2021.

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrant transactions as described further in Note 13, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share. The adoption of ASU 2020-06, as described in Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, did not impact the accounting for the Convertible Note Hedge and Warrants (i.e., continue to remain classified in equity), as well as the treatment for diluted earnings per share calculation purposes as it relates to the Convertible Note Hedge and Warrants.

We adopted ASU 2020-06 on January 1, 2022 under the modified retrospective method and applied the new guidance to our Convertible Notes outstanding as of January 1, 2022. We have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

Prior to actual conversion, for purposes of calculating diluted earnings per share, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method to the extent the average price of our common stock exceeds the strike price of the Warrants of $31.89 per share. In addition, prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

The dilution from the Convertible Notes for the three months ended March 31, 2022, calculated using the if-converted method, had a $0.13 impact on diluted earnings per share, as compared to a $0.05 impact on diluted earnings per share for the three months ended March 31, 2021, which was calculated under the Treasury Stock method.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company’s qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $9,618 and $7,980 for the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes the RSU activity during the three months ended March 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	300,003	$55.03
Granted	149,137	$51.77
Vested	(1,474)	$44.97
Forfeited	(15,503)	$52.51
Dividend equivalents	844	$53.99
Unvested at March 31, 2022	433,007	$54.00

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. During the first quarter of 2022, this agreement was amended to increase the aggregate value to $22,500. This award vests in two tranches of 27%, and 73%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $16,500 has performance conditions tied to results through September 2025. The Company began expensing the second award of $16,500 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the first award. The liability and the corresponding expense are adjusted at the end of each reporting period until the date of settlement, considering the probability that the performance conditions will be satisfied. As of March 31, 2022, the liability portion of the award was $5,315, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of March 31, 2022 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

The following table summarizes the PSU activity during the three months ended March 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	433,267	$50.14
Granted	573,324	$62.44
Achievement adjustment	83,250	$47.81
Forfeited	(10,667)	$50.89
Dividend equivalents	732	$49.04
Unvested at March 31, 2022	1,079,906	$57.81

During the year ended December 31, 2021, we granted 304,726 PSUs, which were subject to performance conditions related to the 2021 fiscal year. During the first quarter of 2022, it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an achievement adjustment increase of 83,250 PSUs in 2022 relating to the initial 2021 PSU grant.

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

The following table summarizes the PSU-TSR activity during the three months ended March 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	47,736	$47.28
Granted	—	$—
Achievement adjustment	10,229	$47.30
Vested	—	$—
Forfeited	—	$—
Dividend equivalents	—	$—
Unvested at March 31, 2022	57,965	$47.30

 During the first quarter of 2022, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the third performance period were met, which resulted in an achievement adjustment increase of 10,229 PSU-TSRs in 2022 relating to the initial 2018 PSU-TSR grant.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Land, buildings and improvements	$154,679	$154,826
Equipment	153,780	148,193
Corporate aircraft	32,249	32,249
Vehicles	993	993
Projects in progress	63,522	49,660
	405,223	385,921
Less: accumulated depreciation and amortization	(221,430)	(213,244)
Total	$183,793	$172,677

Depreciation expense for property and equipment totaled $9,316 and $10,116 for the three months ended March 31, 2022 and 2021, respectively.

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of March 31, 2022, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to ten years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and did not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company accounted for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and will relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $6,492 as of March 31, 2022, with $5,250 included as a component of Other non-current liabilities and $1,242 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,671	$4,658
Interest on lease liabilities	3,804	4,706
Operating lease costs	1,172	1,518
Other short-term and variable lease costs	673	408
Sublease income (1)	(26)	—
Total lease costs	$10,294	$11,290

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,805	$2,763
Operating cash flows from operating leases	$1,075	$1,328
Finance cash flows from finance leases	$3,435	$2,723
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$174
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,605	$3,457

	As of
	March 31,
	2022	2021
Weighted-average remaining lease term - finance leases	26.9 years	27.3 years
Weighted-average remaining lease term - operating leases	7.2 years	3.9 years
Weighted-average discount rate - finance leases	4.0%	4.8%
Weighted-average discount rate - operating leases	3.5%	3.9%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of March 31, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$3,405	$20,099
2023	3,042	27,409
2024	1,577	24,311
2025	1,444	21,140
2026	1,465	21,472
Thereafter	6,523	536,643
Total lease payment	17,456	651,074
Less: imputed interest	(2,126)	(267,661)
Total future minimum lease payments	$15,330	$383,413

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
In release	$6,905	$3,291	$32	$139
In production	8,585	9,581	199	627
In development	77	143	—	—
Total	$15,567	$13,015	$231	$766

As of March 31, 2022, approximately 87% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of March 31, 2022, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Content production amortization expense - assets monetized individually	$8,105	$4,496
Content production amortization expense - assets monetized as a film group	1,622	1,298
Content production impairment charges (1)	—	—
Content production development write-offs (2)	93	29
Total amortization and impairment of content production assets	$9,820	$5,823

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2022	2021
Nonmarketable equity investments without readily determinable fair values	$11,618	$11,618
Total investment securities	$11,618	$11,618

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

The Company did not record any impairment charges on these investments during the three months ended March 31, 2022 and 2021. In addition, there were no observable price change events that were completed during the three months ended March 31, 2022 and 2021.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of March 31, 2022				As of December 31, 2021
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$190,552	$—	$(901)	$189,651	$90,278	$—	$(57)	$90,221
Corporate bonds	128,292	2	(1,251)	127,043	147,102	1	(269)	146,834
Government agency bonds	26,013	—	(488)	25,525	44,026	1	(125)	43,902
Total	$344,857	$2	$(2,640)	$342,219	$281,406	$2	$(451)	$280,957

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of March 31, 2022 and 2021, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three months ended March 31, 2022 and 2021, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of March 31, 2022, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 2 years
Government agency bonds	5 months - 2 years

During the three months ended March 31, 2022 and 2021, we recognized $263 and $87, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2022	2021
Proceeds from sales and maturities of short-term investments	$47,424	$22,842
Purchases of short-term investments	$111,623	$52,405

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on our investment securities during the three months ended March 31, 2022 and 2021.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three months ended March 31, 2022 and 2021. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the three months ended March 31, 2022 and 2021. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2022, the carrying amount of the mortgage loan approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of March 31, 2022 and December 31, 2021, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$207,739	$215,000	$210,076	$203,032

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note as of March 31, 2022. As of December 31, 2021, prior to the adoption of ASU 2020-06, the carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Trade related	$20,692	$11,150
Staff related	16,481	15,558
Management incentive compensation	7,269	30,604
Talent related	7,320	4,428
Accrued WWE Network related expenses	6,481	10,950
Accrued event and television production	11,388	9,687
Accrued legal and professional	4,843	5,506
Accrued purchases of property and equipment	21,352	22,207
Accrued income taxes (1)	1,733	—
Accrued other	13,562	10,426
Total	$111,121	$120,516

(1)At December 31, 2021, income taxes has a refundable balance of $7,156 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least June 30, 2022. As of March 31, 2022, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of March 31, 2022, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

In accounting for the issuance of the Convertible Notes, prior to the adoption of ASU 2020-06 on January 1, 2022, we allocated the gross proceeds of the Convertible Notes between the liability and equity components under the cash conversion feature model under prior accounting rules in US GAAP (ASC 470-20). The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument without the associated convertible feature. The carrying amount of the equity component, representing the conversion option, was $36,657 and was determined by deducting the fair value of the liability component from the $215,000 par value of the Convertible Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (i.e., the debt discount) was amortized to interest expense using the effective interest method with an effective interest rate of 6.4% per annum. Upon adoption of ASU 2020-06 on January 1, 2022, we reversed the separation of the debt and equity components and accounted for the Convertible Notes wholly as debt. We also reversed the amortization of the debt discount, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. Prior to the adoption of ASU 2020-06, debt issuance costs attributable to the liability component of $5,454 was being amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component of $1,110 were netted with the $36,657 equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, we reversed the $1,110 of debt issuance costs attributable to the equity component and will account for the entire amount as debt issuance costs that will be amortized as interest expense using the effective interest method, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06. The Convertible Notes consisted of the following components:

	As of
	March 31,	December 31,
	2022	2021
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount (1)	—	(11,968)
Less: Unamortized debt issuance costs (2)	(1,604)	(1,939)
Net carrying amount	$213,396	$201,093

Equity component (3)	$—	$35,547

(1)The debt discount associated with the Convertible Notes was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

(2)

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Unamortized debt issuance costs as of March 31, 2022 reflects the adoption impact from ASU 2020-06 described above.

(3)The equity component of the Convertible Notes, net of deferred income taxes, was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	March 31,
	2022	2021
3.375% contractual coupon	$1,814	$1,814
Amortization of debt discount (1)	—	1,356
Amortization of debt issuance costs	235	205
Interest expense	$2,049	$3,375

(1)The Company adopted ASU 2020-06 during the first quarter of 2022 using the modified retrospective method. Prior year reports amounts were not revised and are presented in accordance with accounting rules prior to the adoption of ASU 2020-06.

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

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2022	2021
Current portion of long-term debt:
Mortgage	$435	$430
Total current portion of long-term debt	$435	$430

Long-term debt:
Mortgage	$21,173	$21,284
Total long-term debt	$21,173	$21,284

Total	$21,608	$21,714

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of March 31, 2022, the LIBOR-based rate plus margin was 1.96%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event programming distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At March 31, 2022 our two largest receivable balances from customers were 40% and 26% of our gross accounts receivable. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of March 31, 2022 and December 31, 2021, we had $16,745 and $13,100, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

Legal Proceedings

On January 11, 2022, a complaint was filed against the Company by MLW Media LLC (“MLW”) alleging that the Company supposedly interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and supposedly engaged in unfair business practices in violation of the Sherman Antitrust Act and California law. Such supposedly unfair business practices are alleged to include cutting off competitors’ access to viewers and licensing opportunities, interfering with contracts, poaching talent, eliminating price competition, and misappropriating and attempting to misappropriate confidential information of its competitors. On March 15, 2022, the Company moved to dismiss all claims asserted in the compliant. MLW filed its response to the Company’s motion to dismiss on April 22, 2022. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

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

18. Stockholders’ Equity

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2022, the Company repurchased 524,498 shares of common stock in the open market at an average price of $57.21 for an aggregate amount of $30,006. During the three months ended March 31, 2021, the Company repurchased 1,497,820 shares of common stock in the open market at an average price of $50.07 for an aggregate amount of $75,000. As of March 31, 2022, $220,924 of common stock remained under the original stock repurchase program authorization.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of March 31, 2022. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three months ended March 31, 2022 and 2021, $25,085 and $61,360, respectively, and $4,916 and $13,625, respectively, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

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

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. In July 2021, we resumed our domestic and international live event touring schedules.

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

Unallocated corporate general and administrative expenses largely relate to corporate functions such as finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. These unallocated corporate general and administrative expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown.

Summary

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Net revenues
Media	$278.1	$242.0	15%
Live Events	23.1	0.5	4,520%
Consumer Products	32.2	21.0	53%
Total net revenues (1)	333.4	263.5	27%
Operating expenses
Media	142.4	123.9	15%
Live Events	18.7	4.4	325%
Consumer Products	19.6	13.8	42%
Total operating expenses (2)	180.7	142.1	27%
Marketing and selling expenses
Media	14.7	17.3	(15)%
Live Events	2.4	0.5	380%
Consumer Products	1.3	1.1	18%
Total marketing and selling expenses	18.4	18.9	(3)%
General and administrative expenses	32.2	26.6	21%
Depreciation and amortization	9.7	10.8	(10)%
Operating income	92.4	65.1	42%
Interest expense	6.3	8.5	(26)%
Other income, net	0.3	0.5	(40)%
Income before income taxes	86.4	57.1	51%
Provision for income taxes	20.3	13.3	53%
Net income	$66.1	$43.8	51%

(1)Our consolidated net revenues increased by $69.9 million, or 27%, in the current year quarter as compared to the prior year quarter. This increase was driven by the timing of a large-scale international event, coupled with $23.4 million of ticket and merchandise sales due to the return of ticketed audiences at our live events. Additionally, the current year quarter includes additional revenues of $7.6 million associated with higher sales of the Company’s licensed video games. These increases were partially offset by a decline in network revenues of $23.1 million due primarily to the impact of upfront revenue recognition in the prior year quarter related to the delivery of certain WWE Network intellectual property rights. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $38.6 million, or 27%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the timing of a large-scale international event, coupled with higher event-related costs associated with the resumption of live event touring. In the current year quarter, we incurred $15.9 million of higher production-related costs within our Media segment, as the timing of a large-scale international event was partially offset by lower production-related costs of $7.3 million associated with the creation of the Company’s weekly, in-ring content. In the prior year quarter, the Company produced its weekly, televised programs utilizing the higher cost environment of WWE ThunderDome. We also incurred $12.1 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $5.6 million, or 21%, in the current year quarter as compared to the prior year quarter. The increase was primarily driven by $3.2 million of additional consulting and staff-related costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	March 31,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$92.4	28%	$65.1	25%
Depreciation and amortization	9.7	3%	10.8	4%
Stock-based compensation	9.6	3%	8.0	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$111.7	34%	$83.9	32%

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$128.2	$106.6	20%
Live Events	2.8	(4.3)	165%
Consumer Products	11.9	6.7	78%
Corporate	(31.2)	(25.1)	(24)%
Total Adjusted OIBDA	$111.7	$83.9	33%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$56.3	$79.4	(29)%
Core content rights fees (2)	141.5	139.7	1%
Advertising and sponsorship (3)	19.8	15.6	27%
Other (4)	60.5	7.3	729%
Total net revenues	$278.1	$242.0	15%

(1)Network revenues consist primarily of license fees associated with the domestic distribution of WWE Network content to NBCU (effective March 18, 2021), as well as subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements. Network revenues for the three months ended March 31, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights to NBCU.

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

	Three Months Ended
	March 31,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$117.4	42%	$97.1	40%
Depreciation and amortization	3.6	1%	3.7	2%
Stock-based compensation	7.2	3%	5.8	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$128.2	46%	$106.6	44%

Media net revenues increased by $36.1 million, or 15%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the increase in other revenues within the Media segment of $53.2 million, driven primarily by the impact of a large-scale international event. This increase was partially offset by a decrease in Network revenues of $23.1 million, or 29%, primarily driven by the upfront revenue recognition in the prior year quarter related to the delivery of certain WWE intellectual property rights to NBCU. The decline was partially offset by increased content license fees associated with the delivery of new WWE Network content in the current year quarter.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the impact of a large-scale international event, partially offset by the reduction in Network revenues, as discussed above, coupled with $7.3 million of lower television production-related costs associated with the creation of the Company’s weekly, in-ring content.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$19.9	$—	NM
International ticket sales	—	—	NM
Advertising and sponsorship (1)	1.1	—	NM
Other (2)	2.1	0.5	320%
Total net revenues	$23.1	$0.5	4,520%

Operating Metrics (3)
Total live event attendance	296,800	—	NM
Number of North American events	52	—	NM
Average North American attendance	5,710	—	NM
Average North American ticket price (dollars)	$67.00	$—	NM
Number of international events	1	—	NM
Average international attendance	—	—	NM
Average international ticket price (dollars)	$—	$—	NM

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

	Three Months Ended
	March 31,
	2022		2021
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$2.0	9%	$(4.5)	(900)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.8	3%	0.2	40%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$2.8	12%	$(4.3)	(860)%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $22.6 million in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales were $19.9 million due to impact of the return of ticketed events, including the resumption our domestic and international touring schedules in July 2021. There were no ticket sales in the prior year quarter due to the cancellation of ticketed events as a result of COVID-19.

Live Events Adjusted OIBDA increased in the current year quarter as compared to the prior year quarter. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs associated with conducting 53 additional events in the current year quarter.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$20.0	$11.0	82%
eCommerce	7.7	10.0	(23)%
Venue merchandise	4.5	—	NM
Total net revenues	$32.2	$21.0	53%

Operating Metrics
Average eCommerce revenue per order (dollars)	$66.09	$62.52	6%
Number of eCommerce orders	115,400	158,700	(27)%
Venue merchandise domestic per capita spending (dollars)	$12.89	$—	NM

	Three Months Ended
	March 31,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$11.2	35%	$6.2	30%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	0.6	2%	0.5	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$11.9	37%	$6.7	32%

Consumer Products net revenues increased by $11.2 million, or 53%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in consumer product licensing revenues of $9.0 million, or 82%, primarily due to higher sales of the Company’s licensed video games, including our franchise game WWE 2K22. Venue merchandise revenues were $4.5 million resulting from the sale of merchandise at our ticketed events in the current year. We did not hold any ticketed events in the prior year quarter as a result of COVID-19. These increases were partially offset by eCommerce declines of $2.3 million, or 23%, primarily due to a 27% decline in the volume of online merchandise orders, which was driven, in part, by changes in consumer spending habits.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by increased revenues, as discussed above, partially offset by an increase in certain variable costs, including higher costs related to global supply chain constraints.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Three Months Ended
	March 31,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(38.2)	(11)%	$(33.7)	(13)%
Depreciation and amortization	6.0	2%	7.1	3%
Stock-based compensation	1.0	0%	1.5	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(31.2)	(9)%	$(25.1)	(10)%

Corporate Adjusted OIBDA decreased by $6.1 million, or 24%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $3.2 million of additional consulting and staff related costs to support the Company’s strategic initiatives.

Depreciation and Amortization

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Depreciation and amortization	$9.7	$10.8	(10)%

Depreciation and amortization expense declined by $1.1 million in the current year quarter as compared to the prior year quarter. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Interest expense	$6.3	$8.5	(26)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $2.2 million in the current year quarter as compared to the prior year quarter. The prior period included $1.4 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06.

Other Income, Net

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Other income, net	$0.3	$0.5	(40)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income.

Income Taxes

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Provision for income taxes	$20.3	$13.3	53%
Effective tax rate	24%	23%

The effective tax rate was essentially unchanged in the current year quarter as compared to the prior year quarter.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $447.8 million and $415.8 million as of March 31, 2022 and December 31, 2021, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $235.0 million and $222.8 million as of March 31, 2022 and December 31, 2021, respectively, and includes the carrying value of $213.4 million and $201.1 million related to our convertible senior notes due 2023 as of March 31, 2022 and December 31, 2021, respectively.

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of COVID-19 and its variants on our operations, and on the global economy as a whole. While restrictions have lessened and we have resumed our domestic and international live event touring schedules, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, refer to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which provides a discussion of risk factors related to COVID-19.

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

During 2021, the Company resumed construction on the build out of its new headquarter facility. The Company estimates that total capital expenditures related to the new headquarter facility through 2023 will be approximately $270 million to $300 million. The Company expects the total project spend will be partially offset by tenant improvement allowances, tax credits and proceeds from the sale of other real estate assets. The total net cost of the Company’s new headquarter through completion, net of all aforementioned items, is estimated within a range of $160 million to $180 million. The Company expects total capital expenditures will return to approximately 4% to 5% of revenues once construction of the Company’s new headquarter has been completed.

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. We repurchased 524,498 shares of our common stock in the open market for an aggregate cost of $30.0 million during the three months ended March 31, 2022.

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

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. As of March 31, 2022, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of March 31, 2022 and December 31, 2021, the amounts outstanding of the mortgage were $21.6 million and $21.7 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $95.5 million in the three months ended March 31, 2022, as compared to $59.9 million for the corresponding period in the prior year. The $35.6 million increase in the current year period was primarily driven by timing of collections associated with WWE Network revenues and, to a lesser extent, improved operating performance. These increases were partially offset by the increased payout of management incentive compensation.

In the current year period, we spent $11.7 million on content production activities, including A&E: Biography, WWE Evil, Miz & Mrs., and various programs for WWE Network, as compared to $5.8 million in the prior year period. We anticipate spending approximately $30 million to $40 million on content production activities during the remainder of the current year. We received content production incentives of $2.7 million in the current year period, as compared to $2.5 million received in the prior year period. We anticipate receiving approximately $10 million to $15 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At March 31, 2022, our two largest receivable balances from customers were 40% and 26% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $85.7 million in the three months ended March 31, 2022, as compared to $35.9 million in the prior year period. During the current year period, we purchased $111.6 million of new short-term investments and received proceeds from the maturities of these investments of $47.4 million, as compared to purchases of $52.4 million and proceeds of $22.8 million in the prior year period. Capital expenditures increased by $15.3 million in the current year period, including an additional $12.6 million related to construction activity on the Company’s new global headquarter space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $260 million and $290 million, with a large portion of this spend associated with the Company’s new global headquarter, as previously discussed.

Cash Flows from Financing Activities

Cash used in financing activities was $39.0 million for the three months ended March 31, 2022, as compared to $185.7 million in the prior year period. In the prior year period, the Company repaid $100.0 million from borrowings under the Revolving Credit Facility. The Company paid $30.0 million and $75.0 million for stock repurchases under its approved stock repurchase program during the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company made dividend payments of $8.9 million and $9.2 million during the three months ended March 31, 2022 and 2021, respectively.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2021.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2021 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to the ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) risks relating to a rapidly evolving and highly competitive media landscape; (iv) risks relating to WWE Network; (v) risks related to the computer systems, content delivery and online operations of WWE and our business partners; (vi) risks relating to privacy norms and regulations; (vii) our need to continue to develop creative and entertaining programs and events; (viii) our need to retain or continue to recruit key performers; (ix) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (x) the possible unexpected loss of the services of Vincent K. McMahon; (xi) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (xii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xiii) uncertainties associated with international markets including possible disruptions and reputational risks; (xiv) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xv) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xvi) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xvii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xviii) exposure to risks relating to large public events as well as travel to and from such events; (xix); a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xx) risks relating to our accounts receivable; (xxi) risks related to our new leased corporate headquarter and media production facilities; (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) a change in tax laws in key jurisdictions could materially increase our tax expense; (xxiv) risks inherent in our feature film business; (xxv) risks relating to a possible decline in general economic conditions and disruption in financial markets, including any resulting from COVID-19; (xxvi) risks relating to our indebtedness, including our convertible notes; (xxvii) our potential failure to meet market expectations for our financial performance; (xxviii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxix) risks associated with our share repurchase program; (xxx) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxxi) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Form 10-Q and our other SEC filings, including, but not limited to, our annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial and Administrative Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Our management, including our Chairman of the Board and Chief Executive Officer and Chief Financial and Administrative Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system’s objectives will be met. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2022 to January 31, 2022	—	$—	—	$250,929,337
February 1, 2022 to February 28, 2022	308,182	$56.78	308,182	$233,429,362
March 1, 2022 to March 31, 2022	216,316	$57.81	216,316	$220,923,517
Total	524,498	$57.21	524,498	$220,923,517

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. Since the program’s inception, the Company has repurchased approximately 5.2 million shares of common stock in the open market for an aggregate amount of $279.1 million. All repurchased shares were subsequently retired.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1B*	Second Amendment to Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of March 9, 2022 (filed herewith).
10.20A*	Amended and Restated Employment Agreement with Nick Khan, effective as of March 9, 2022 (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 5, 2022	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
Chief Financial & Administrative Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)