Form 10-Q
period 2022-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-08-15
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

At August 11, 2022, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,296,588 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$328,135	$265,540	$661,583	$529,064
Operating expenses	196,887	155,999	377,572	298,153
Marketing and selling expenses	20,080	16,014	38,500	34,926
General and administrative expenses	32,390	36,334	64,617	62,894
Depreciation and amortization	9,450	10,842	19,157	21,684
Operating income	69,328	46,351	161,737	111,407
Interest expense	4,635	8,492	10,980	17,000
Other (expense) income, net	(266)	(126)	55	430
Income before income taxes	64,427	37,733	150,812	94,837
Provision for income taxes	15,328	8,532	35,672	21,804
Net income	$49,099	$29,201	$115,140	$73,033
Earnings per share: basic	$0.66	$0.38	$1.54	$0.95
Earnings per share: diluted	$0.58	$0.34	$1.35	$0.85
Weighted average common shares outstanding:
Basic	74,299	76,257	74,539	76,814
Diluted	87,857	85,452	87,736	85,588
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$49,099	$29,201	$115,140	$73,033
Other comprehensive loss:
Foreign currency translation adjustments	(128)	(5)	(188)	(51)
Net unrealized holding losses on available-for-sale debt securities (net of tax (benefit) expense of $(256) and $(22), and $(781) and $8, respectively)	(810)	(4)	(2,473)	(25)
Total other comprehensive loss	(938)	(9)	(2,661)	(76)
Comprehensive income	$48,161	$29,192	$112,479	$72,957

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$110,126	$134,828
Short-term investments, net	333,386	280,957
Accounts receivable (net of allowance for doubtful accounts and returns of $5,324 and $5,155, respectively)	176,680	171,196
Inventory, net	4,837	8,033
Prepaid expenses and other current assets	53,497	32,242
Total current assets	678,526	627,256
Property and equipment, net	226,132	172,677
Finance lease right-of-use assets, net	303,878	313,360
Operating lease right-of-use assets, net	13,715	8,973
Content production assets, net	16,777	13,781
Investment securities	11,697	11,618
Deferred income tax assets, net	19,019	13,100
Other assets, net	9,310	43,302
Total assets	$1,279,054	$1,204,067
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$440	$430
Finance lease liabilities	12,624	12,190
Operating lease liabilities	3,703	4,755
Convertible debt	213,631	201,093
Accounts payable and accrued expenses	123,979	122,716
Deferred revenues	70,827	74,633
Total current liabilities	425,204	415,817
Long-term debt	21,067	21,284
Finance lease liabilities	367,332	374,681
Operating lease liabilities	10,736	5,063
Other non-current liabilities	13,883	12,562
Total liabilities	838,222	829,407
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,075,788 and 43,732,977 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	431	438
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	410,367	422,884
Accumulated other comprehensive (loss) income	(241)	2,420
Retained earnings (accumulated deficit)	29,964	(51,393)
Total stockholders’ equity	440,832	374,660
Total liabilities and stockholders' equity	$1,279,054	$1,204,067

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, March 31, 2022	43,242	$433	31,099	$311	$401,762	$697	$(1,759)	$401,444
Net income	—	—	—	—	—	—	49,099	49,099
Other comprehensive loss	—	—	—	—	—	(938)	—	(938)
Repurchase and retirement of common stock	(170)	(2)	—	—	(1,523)	—	(8,475)	(10,000)
Stock issuances and other, net	4	—	—	—	500	—	—	500
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(596)	—	—	(596)
Cash dividends declared	—	—	—	—	—	—	(8,901)	(8,901)
Stock-based compensation	—	—	—	—	10,224	—	—	10,224
Balance, June 30, 2022	43,076	$431	31,099	$311	$410,367	$(241)	$29,964	$440,832

	Six Months Ended June 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	115,140	115,140
Other comprehensive loss	—	—	—	—	—	(2,661)	—	(2,661)
Repurchases and retirements of common stock	(695)	(7)	—	—	(6,439)	—	(33,560)	(40,006)
Stock issuances and other, net	38	—	—	—	3,939	—	—	3,939
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(628)	—	—	(628)
Cash dividends declared	—	—	—	—	—	—	(17,832)	(17,832)
Stock-based compensation	—	—	—	—	16,994	—	—	16,994
Balance, June 30, 2022	43,076	$431	31,099	$311	$410,367	$(241)	$29,964	$440,832

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, March 31, 2021	45,257	$453	31,099	$311	$433,014	$2,918	$(83,015)	$353,681
Net income	—	—	—	—	—	—	29,201	29,201
Other comprehensive income	—	—	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	(336)	(3)	—	—	(3,120)	—	(15,627)	(18,750)
Stock issuances and other, net	7	—	—	—	4	—	—	4
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(76)	—	—	(76)
Cash dividends declared	—	—	—	—	—	—	(9,129)	(9,129)
Stock-based compensation	—	—	—	—	2,417	—	—	2,417
Balance, June 30, 2021	44,928	$450	31,099	$311	$432,239	$2,909	$(78,570)	$357,339

	Six Months Ended June 30, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$436,558	$2,985	$(56,327)	$383,994
Net income	—	—	—	—	—	—	73,033	73,033
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Repurchases and retirements of common stock	(1,834)	(18)	—	—	(16,745)	—	(76,987)	(93,750)
Stock issuances and other, net	67	1	—	—	3,166	—	—	3,167
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(705)	—	—	(705)
Cash dividends declared	—	—	—	—	—	—	(18,289)	(18,289)
Stock-based compensation	—	—	—	—	9,965	—	—	9,965
Balance, June 30, 2021	44,928	$450	31,099	$311	$432,239	$2,909	$(78,570)	$357,339

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$115,140	$73,033
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	16,934	16,020
Depreciation and amortization	23,802	25,375
Other amortization	6,583	8,955
Stock-based compensation	20,645	10,835
Benefit from deferred income taxes	(1,707)	(1,869)
Other non-cash adjustments	1,352	1,252
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(5,954)	(63,148)
Inventory	3,473	2,739
Prepaid expenses and other assets	(1,516)	15,179
Content production assets	(19,930)	(9,092)
Accounts payable, accrued expenses and other liabilities	(2,606)	7,655
Deferred revenues	(3,834)	(7,516)
Net cash provided by operating activities	152,382	79,418
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(68,940)	(12,302)
Purchases of short-term investments	(188,819)	(132,640)
Proceeds from sales and maturities of short-term investments	131,974	143,005
Purchase of investment securities	(95)	(610)
Net cash used in investing activities	(125,880)	(2,547)
FINANCING ACTIVITIES:
Repayment of long-term debt	(207)	(100,198)
Repayment of finance leases	(6,899)	(5,395)
Dividends paid	(17,832)	(18,289)
Proceeds from tenant improvement allowances	13,129	—
Taxes paid related to net settlement upon vesting of equity awards	(628)	(705)
Proceeds from issuance of stock and other	1,239	1,967
Repurchase and retirement of common stock	(40,006)	(93,750)
Net cash used in financing activities	(51,204)	(216,370)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,702)	(139,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,828	462,102
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,126	$322,603
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$28,210	$2,993
Principal stockholder contributions (See Note 18)	$2,700	$1,200

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021, as amended by Form 10-K/A filed on August 15, 2022.

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

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K/A for the year ended December 31, 2021. Except for the policies on the Company’s convertible debt, there have been no material changes to the Company’s significant accounting policies described in our Annual Report on Form 10-K/A. The Company’s policy on the accounting for its convertible debt was updated due to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2020-06, as described below.

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

Included within Operating expenses are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization and impairment of content production assets	$7,114	$10,197	$16,934	$16,020
Depreciation and amortization of WWE Network content delivery and technology assets	2,227	1,810	4,403	3,534
Amortization of right-of-use assets - finance leases of equipment	2,221	2,315	4,443	4,700
Depreciation on equipment used directly to support operations	214	149	380	296
Total depreciation and amortization included in operating expenses	$11,776	$14,471	$26,160	$24,550

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The new guidance eliminates two of the three models in ASC 470-20, Debt with Conversion and Other Options, that require separating embedded conversion features from convertible instruments. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. The Company's existing 3.375% convertible senior notes due December 2023 ("Convertible Notes") are currently accounted for under the cash conversion feature model, which is one of the models being eliminated. As a result, after adopting the new guidance, the Company will no longer separately present in equity an embedded conversion feature of such debt. Instead, the Company will account for a convertible debt instrument wholly as debt unless (i) a convertible debt instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments (e.g., warrants) and embedded features (e.g., conversion features) that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. The new guidance also requires the use of the if-converted method when calculating diluted earnings per share (“EPS”) for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. The ASU is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company) and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the ASU

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

effective January 1, 2022 under the modified retrospective approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. As a result of the adoption, the Company’s Convertible Notes are no longer bifurcated into a separate liability and equity component in the June 30, 2022 consolidated balance sheet. Rather, the Convertible Notes are presented as a single liability at amortized cost, net of unamortized debt issuance costs, on the June 30, 2022 consolidated balance sheet. Upon adoption of the ASU, the Company recorded a net increase of $12,068 to the Convertible Notes liability component, a $26,383 net decrease to the equity component (additional paid-in capital) and a net increase of $17,609 to retained earnings (accumulated deficit) for the cumulative effect of the adoption. The Company also recorded a net increase of $3,294 to deferred income tax assets. The adjustments were calculated based on the carrying amount of the Convertible Notes as if it had always been treated as a liability only. Furthermore, included in the above adjustments, are adjustments to the debt issuance costs contra-liability and equity (additional paid-in capital) components under the same premise (i.e., as if the total amount of debt issuance costs had always been treated as a contra-liability only). Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes debt discount and adjusted deferred income taxes relative to unamortized debt issuance costs associated with the Convertible Notes. The Company also expects lower interest expense related to the Convertible Notes that will be recognized in future periods subsequent to adoption as a result of accounting for the Convertible Notes as a single liability measured at amortized cost. The following table summarizes the impact of the adoption of ASU 2020-06 on the Company’s opening consolidated balance sheet on January 1, 2022:

	December 31, 2021	ASU 2020-06	January 1, 2022
	As Reported	Adoption Impact	As Adjusted
Consolidated Balance Sheet line item:
Deferred income tax assets, net	$13,100	$3,294	$16,394
Convertible debt (1)	$201,093	$12,068	$213,161
Additional paid-in-capital (conversion feature, net of tax)	$422,884	$(26,383)	$396,501
Accumulated deficit (cumulative effect adjustment, net of tax)	$(51,393)	$17,609	$(33,784)

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Media	$243,059	$233,790	$521,178	$475,817
Live Events	41,007	9,239	64,108	9,711
Consumer Products	44,069	22,511	76,297	43,536
Total net revenues	$328,135	$265,540	$661,583	$529,064

Adjusted OIBDA:
Media	$90,728	$86,197	$218,945	$192,796
Live Events	13,776	1,150	16,590	(3,158)
Consumer Products	16,506	8,409	28,379	15,079
Corporate	(29,507)	(27,601)	(60,677)	(52,684)
Total Adjusted OIBDA	$91,503	$68,155	$203,237	$152,033

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total operating income	$69,328	$46,351	$161,737	$111,407
Depreciation and amortization	9,450	10,842	19,157	21,684
Stock-based compensation	11,027	2,855	20,645	10,835
Other adjustments (1)	1,698	8,107	1,698	8,107
Total Adjusted OIBDA	$91,503	$68,155	$203,237	$152,033

(1)Other adjustments for the three and six months ended June 30, 2022 include certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments for the three and six months ended June 30, 2021 included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$63,638	$61,492	$119,973	$140,884
Core content rights fees (2)	151,731	141,765	293,254	281,504
Advertising and sponsorships (3)	17,972	18,640	37,739	34,236
Other (4)	9,718	11,893	70,212	19,193
Total Media Segment net revenues	243,059	233,790	521,178	475,817
Live Events Segment:
North American ticket sales	34,923	6,692	54,811	6,692
International ticket sales	2,160	—	2,160	—
Advertising and sponsorships (5)	1,613	347	2,758	347
Other (6)	2,311	2,200	4,379	2,672
Total Live Events Segment net revenues	41,007	9,239	64,108	9,711
Consumer Products Segment:
Consumer product licensing	22,634	11,298	42,640	22,337
eCommerce	12,826	9,918	20,543	19,904
Venue merchandise	8,609	1,295	13,114	1,295
Total Consumer Products Segment net revenues	44,069	22,511	76,297	43,536
Total net revenues	$328,135	$265,540	$661,583	$529,064

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

Remaining Performance Obligations

As of June 30, 2022, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,071,030, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2022 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2022 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2022 through 2028. The transaction prices related to these future obligations generally do not include any variable consideration, which consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of June 30, 2022 and December 31, 2021 was $70,827 and $74,661, respectively, and are included within Deferred revenues and Other non-current liabilities on our Consolidated Balance Sheets.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $575 and $625 at June 30, 2022 and December 31, 2021, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During each of the three and six months ended June 30, 2022 and 2021, the amount of amortization was $25 and $50, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income for basic earnings per share	$49,099	$29,201	$115,140	$73,033
Effect of potentially diluted shares:
Interest expense related to the Convertible Notes (1)	1,562	—	3,129	—
Net income for diluted earnings per share	$50,661	$29,201	$118,269	$73,033

Weighted average basic common shares outstanding	74,299	76,257	74,539	76,814
Dilutive effect of restricted and performance stock units	754	572	643	477
Dilutive effect of convertible debt instruments	12,800	8,620	12,548	8,292
Dilutive effect of employee share purchase plan	4	3	6	5
Weighted average dilutive common shares outstanding	87,857	85,452	87,736	85,588

Earnings per share:
Basic	$0.66	$0.38	$1.54	$0.95
Diluted	$0.58	$0.34	$1.35	$0.85

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,146	4,841	4,949	4,697

(1)The Company adopted ASU 2020-06 effective January 1, 2022 under the modified retrospective approach. As such, for purposes of calculating net income for diluted earnings per share, we have not made any adjustments for the three and six months ended June 30, 2021.

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

The dilution from the Convertible Notes for the three months ended June 30, 2022, calculated using the if-converted method, had a $0.10 impact on diluted earnings per share, as compared to a $0.04 impact on diluted earnings per share for the three months ended June 30, 2021, which was calculated under the Treasury Stock method. The dilution from the Convertible Notes for the six months

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

ended June 30, 2022, calculated using the if-converted method, had a $0.18 impact on diluted earnings per share, as compared to a $0.09 impact on diluted earnings per share for the six months ended June 30, 2021, which was calculated under the Treasury Stock method.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company’s qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $11,027 and $2,855, and $20,645 and $10,835 for the three and six months ended June 30, 2022 and 2021, respectively.

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

During the second quarter of 2022, the Compensation Committee approved the grant of RSUs to an executive management member for an aggregate value of $10,000. This award varies from the typical RSU grant in that the award vests in five annual tranches of 20%. The units associated with this award are included in the table below.

The following table summarizes the RSU activity during the six months ended June 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	300,003	$55.03
Granted	348,061	$54.63
Vested	(24,249)	$57.68
Forfeited	(31,195)	$52.51
Dividend equivalents	2,054	$54.53
Unvested at June 30, 2022	594,674	$54.78

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. During the first quarter of 2022, this agreement was amended to increase the aggregate value to $22,500. This award vests in two tranches of 27%, and 73%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $16,500 has performance conditions tied to results through September 2025. The Company began expensing the second award of $16,500 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the first award. The liability and the corresponding expense are adjusted at the end of each reporting period until the date of settlement, considering the probability that the performance conditions will be satisfied. As of June 30, 2022, the liability portion of the award was $6,117, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of June 30, 2022 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

The following table summarizes the PSU activity during the six months ended June 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	433,267	$50.14
Granted	573,324	$62.49
Achievement adjustment	83,250	$47.81
Forfeited	(34,266)	$61.83
Dividend equivalents	1,467	$49.04
Unvested at June 30, 2022 (1)	1,057,042	$57.73

(1)Of this amount, 264,700 shares had been granted to Mr. McMahon. At the time of Mr. McMahon’s resignation on July 22, 2022, 237,830 shares remained unvested. During the third quarter of 2022, the Company will reverse $2,419 of stock-based compensation expenses associated with the unvested shares that Mr. McMahon forfeited upon his resignation.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU-TSR activity during the six months ended June 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	47,736	$47.28
Granted	—	$—
Achievement adjustment	10,229	$47.30
Vested	—	$—
Forfeited	—	$—
Dividend equivalents	45	$47.30
Unvested at June 30, 2022	58,010	$47.30

 During the first quarter of 2022, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the third performance period were met, which resulted in an achievement adjustment increase of 10,229 PSU-TSRs in 2022 relating to the initial 2018 PSU-TSR grant.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Land, buildings and improvements	$157,587	$154,826
Equipment	157,009	148,193
Corporate aircraft	32,249	32,249
Vehicles	993	993
Projects in progress	108,648	49,660
	456,486	385,921
Less: accumulated depreciation and amortization	(230,354)	(213,244)
Total	$226,132	$172,677

Depreciation expense for property and equipment totaled $9,155 and $10,214, and $18,471 and $20,330 for the three and six months ended June 30, 2022 and 2021, respectively.

The Company capitalizes interest during the construction period for significant long-term projects in progress. During the three and six months ended June 30, 2022, the Company capitalized $1,652 of interest associated with its projects in progress. Included in this amount is an immaterial out-of-period correction of previously omitted capitalized interest that was identified during the three months ended June 30, 2022.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of June 30, 2022, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to ten years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and did not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company accounted for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and will relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $6,187 as of June 30, 2022, with $4,930 included as a component of Other non-current liabilities and $1,257 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

Additionally, as it relates to the Company’s new global headquarter lease, upon execution of the original lease agreement and subsequent amendments, the landlord granted a tenant improvement allowance of $36,551 to reimburse the Company for the costs of preparing the new headquarter space for the Company’s initial occupancy. This tenant improvement allowance is eligible to be applied against costs related to the completion, construction and installation, as well as architectural, engineering, cabling, furniture and equipment in connection with any and all alterations to the new headquarter space necessary for the Company to conduct its business. As of June 30, 2022, the Company has received reimbursement for $13,129 of this allowance, and has a remaining allowance of $23,422, which is included as a component of Prepaid expenses and other current assets on our Consolidated Balance Sheet.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,670	$4,588	$9,341	$9,246
Interest on lease liabilities	3,774	4,706	7,578	9,412
Operating lease costs	1,268	1,626	2,440	3,144
Other short-term and variable lease costs	439	404	1,112	812
Sublease income (1)	(17)	(5)	(43)	(5)
Total lease costs	$10,134	$11,319	$20,428	$22,609

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,774	$2,737	$7,579	$5,500
Operating cash flows from operating leases	$892	$1,415	$1,967	$2,743
Finance cash flows from finance leases	$3,464	$2,672	$6,899	$5,395
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$174
Right-of-use assets obtained in exchange for new operating lease liabilities	$74	$—	$8,679	$3,457

	As of
	June 30,
	2022	2021
Weighted-average remaining lease term - finance leases	26.8 years	27.2 years
Weighted-average remaining lease term - operating leases	7.1 years	3.1 years
Weighted-average discount rate - finance leases	4.0%	4.9%
Weighted-average discount rate - operating leases	3.5%	3.5%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of June 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$2,493	$12,868
2023	3,022	27,409
2024	1,549	24,311
2025	1,419	21,140
2026	1,440	21,472
Thereafter	6,486	536,643
Total lease payment	16,409	643,843
Less: imputed interest	(1,970)	(263,887)
Total future minimum lease payments	$14,439	$379,956

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
In release	$4,205	$3,291	$53	$139
In production	12,118	9,581	—	627
In development	74	143	327	—
Total	$16,397	$13,015	$380	$766

As of June 30, 2022, approximately 85% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of June 30, 2022, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Content production amortization expense - assets monetized individually	$5,921	$8,428	$14,026	$12,924
Content production amortization expense - assets monetized as a film group	1,189	1,736	2,811	3,034
Content production impairment charges (1)	—	—	—	—
Content production development write-offs (2)	4	33	97	62
Total amortization and impairment of content production assets	$7,114	$10,197	$16,934	$16,020

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2022	2021
Nonmarketable equity investments without readily determinable fair values	$11,697	$11,618
Total investment securities	$11,697	$11,618

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

The Company did not record any impairment charges on these investments during the three and six months ended June 30, 2022 and 2021. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2022 and 2021.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of June 30, 2022				As of December 31, 2021
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$190,528	$—	$(1,469)	$189,059	$90,278	$—	$(57)	$90,221
Corporate bonds	120,562	2	(1,643)	118,921	147,102	1	(269)	146,834
Government agency bonds	26,000	—	(594)	25,406	44,026	1	(125)	43,902
Total	$337,090	$2	$(3,706)	$333,386	$281,406	$2	$(451)	$280,957

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of June 30, 2022 and 2021, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three and six months ended June 30, 2022 and 2021, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of June 30, 2022, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 2 years
Government agency bonds	2 months - 1 year

During the three and six months ended June 30, 2022 and 2021, we recognized $614 and $98, and $876 and $185, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Proceeds from sales and maturities of short-term investments	$84,550	$120,163	$131,974	$143,005
Purchases of short-term investments	$77,196	$80,235	$188,819	$132,640

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on our investment securities during the three and six months ended June 30, 2022. During the six months ended June 30, 2021, the Company recorded impairment charges of $808 on our equity method investments resulting from our impairment evaluations.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and six months ended June 30, 2022 and 2021. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the three and six months ended June 30, 2022 and 2021. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2022, the carrying amount of the mortgage loan approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of June 30, 2022 and December 31, 2021, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$207,337	$215,000	$210,076	$203,032

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note as of June 30, 2022. As of December 31, 2021, prior to the adoption of ASU 2020-06, the carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Trade related	$25,285	$11,150
Staff related	13,879	15,558
Management incentive compensation (1)	14,246	30,604
Talent related	8,049	4,428
Accrued WWE Network related expenses	6,806	10,950
Accrued event and television production	9,962	9,687
Accrued legal and professional (2)	7,338	7,706
Accrued purchases of property and equipment	28,210	22,207
Accrued other	10,204	10,426
Total	$123,979	$122,716

(1)Management incentive compensation as of June 30, 2022 includes accrued expenses of $2,170 related to the pro-rated estimated payout of Mr. McMahon’s annual bonus for the year ended December 31, 2022. Upon the resignation of Mr. McMahon on July 22, 2022, the Company will reverse these management incentive compensation expenses during the third quarter of 2022.

(2)Accrued legal and professional as of June 30, 2022 and December 31, 2021 include certain amounts of $1,700 and $2,200, respectively, to be paid by the Company’s principal stockholder (see Note 19 for further information). As disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed on August 15, 2022, the Company determined that certain payments that Mr. McMahon, the Company’s former Chairman and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest, agreed to make during the period of 2006 through 2022 (including amounts paid and payable in the future) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. As a result, the previously reported Consolidated Balance Sheet of the Company as of December 31, 2021 has been revised to correct these immaterial accounting errors by increasing the Company’s previously reported Accounts payable and accrued expenses by $2,200.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least September 30, 2022. As of June 30, 2022, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of June 30, 2022, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The Convertible Notes consisted of the following components:

	As of
	June 30,	December 31,
	2022	2021
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount (1)	—	(11,968)
Less: Unamortized debt issuance costs (2)	(1,369)	(1,939)
Net carrying amount	$213,631	$201,093

Equity component (3)	$—	$35,547

(1)The debt discount associated with the Convertible Notes was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

(2)Unamortized debt issuance costs as of June 30, 2022 reflects the adoption impact from ASU 2020-06 described above.

(3)The equity component of the Convertible Notes, net of deferred income taxes, was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
3.375% contractual coupon	$1,814	$1,814	$3,628	$3,628
Amortization of debt discount (1)	—	1,379	—	2,735
Amortization of debt issuance costs	235	210	470	415
Interest expense	$2,049	$3,403	$4,098	$6,778

(1)The Company adopted ASU 2020-06 during the first quarter of 2022 using the modified retrospective method. Prior year reported amounts were not revised and are presented in accordance with accounting rules prior to the adoption of ASU 2020-06.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2022	2021
Current portion of long-term debt:
Mortgage	$440	$430
Total current portion of long-term debt	$440	$430

Long-term debt:
Mortgage	$21,067	$21,284
Total long-term debt	$21,067	$21,284

Total	$21,507	$21,714

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of June 30, 2022, the LIBOR-based rate plus margin was 3.29%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2022, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event programming distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At June 30, 2022 and December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

16. Income Taxes

As of June 30, 2022 and December 31, 2021, we had $19,019 and $13,100, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

As previously announced, a Special Committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. The Company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. The Special Committee investigation is substantially complete.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

18. Stockholders’ Equity

Stock Repurchase Program

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022. The Special Committee investigation is substantially complete. During the three months ended June 30, 2022, the Company repurchased 170,359 shares of common stock in the open market at an average price of $58.70 for an aggregate amount of $10,000. During the six months ended June 30, 2022, the Company repurchased 694,857 shares of common stock in the open market at an average price of $57.57 for an aggregate amount of $40,006. During the three months ended June 30, 2021, the Company repurchased 336,177 shares of common stock in the open market at an average price of $55.77 for an aggregate amount of $18,750. During the six months ended June 30, 2021, the Company repurchased 1,833,997 shares of common stock in the open market at an average price of $51.12 for an aggregate amount of $93,750. As of June 30, 2022, $210,924 of common stock remained under the original stock repurchase program authorization.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of June 30, 2022. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three months ended June 30, 2022 and 2021, $8,475 and $15,627, and $1,523 and $3,120, respectively, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired. For the six months ended June 30, 2022 and 2021, $33,560 and $76,987, and $6,439 and $16,745, respectively, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

Stock issuances and other, net

During the six months ended June 30, 2022 and 2021, stock issuances and other, net in our Consolidated Statements of Stockholders’ Equity include non-cash capital contributions of $2,700 and $1,200, respectively, from our majority stockholder. These non-cash capital contributions represent amounts paid personally by Mr. McMahon, our majority stockholder, to certain counterparties. See Note 19, Related Parties, for additional information. Included in the amount of non-cash capital contributions for the six months ended June 30, 2022 is an immaterial out-of-period correction of previously omitted non-cash capital contributions that were identified during the three months ended June 30, 2022.

19. Related Parties

Vincent K. McMahon, the Company’s former Chairman of the Board of Directors and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock (“Mr. McMahon”). Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

On June 17, 2022, the Company and its Board of Directors announced that the Special Committee was formed to investigate alleged misconduct by Mr. McMahon, who remains a stockholder with a controlling interest, and another executive, who is also no longer with the Company. The findings of the Special Committee investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14,600), were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. The Company subsequently identified two additional payments totaling $5,000, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. Together, these previously unrecorded expenses total $19,600 (the “Previously Unrecorded

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Expenses”). As disclosed on the Company’s Form 10-K/A filed August 15, 2022 for the fiscal year ended December 31, 2021 and the Company’s Form 10-Q/A filed August 15, 2022 for the three months ended March 31, 2022, the Company has revised its previously reported Consolidated Financial Statements to correct these immaterial accounting errors resulting from the Previously Unrecorded Expenses. All payments underlying the Previously Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is substantially complete.

During the six months ended June 30, 2022 and 2021, Mr. McMahon made payments of $2,200 and $1,200, respectively, associated with the Previously Unrecorded Expenses. These payments are included as a component of Stock issuances and other, net on our Consolidated Statements of Stockholders’ Equity. As of June 30, 2022 and December 31, 2021, total liabilities of $4,400 and $6,600, respectively, were included on our Consolidated Balance Sheets related to the Previously Unrecorded Expenses.

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

Summary

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net revenues
Media	$243.1	$233.9	4%
Live Events	41.0	9.2	346%
Consumer Products	44.1	22.5	96%
Total net revenues (1)	328.2	265.6	24%
Operating expenses
Media	145.2	134.5	8%
Live Events	24.7	8.0	209%
Consumer Products	27.0	13.6	99%
Total operating expenses (2)	196.9	156.1	26%
Marketing and selling expenses
Media	15.8	14.8	7%
Live Events	3.1	0.4	675%
Consumer Products	1.2	0.8	50%
Total marketing and selling expenses	20.1	16.0	26%
General and administrative expenses (3)	32.4	36.3	(11)%
Depreciation and amortization	9.5	10.9	(13)%
Operating income	69.3	46.3	50%
Interest expense	4.7	8.5	(45)%
Other expense, net	(0.2)	(0.1)	100%
Income before income taxes	64.4	37.7	71%
Provision for income taxes	15.4	8.5	81%
Net income	$49.0	$29.2	68%

(1)Our consolidated net revenues increased by $62.6 million, or 24%, in the current year quarter as compared to the prior year quarter. This increase was driven by $37.7 million of higher ticket and merchandise sales at our live events. The current year quarter also includes additional consumer product licensing revenues of $11.3 million driven by higher sales of the Company’s licensed products, including video games and collectibles, coupled with $10.0 million of additional revenues associated with the contractual escalations of our domestic and international distribution agreements for our flagship programs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $40.8 million, or 26%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by higher event-related costs associated with our live events coupled with higher production-related costs associated with our premium live events. In the current year quarter, we incurred $14.6 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring. We also incurred $7.9 million of higher production-related costs within our Media segment, primarily associated with the creation of the Company’s premium live events, including WrestleMania. These costs were partially offset by $4.8 million of lower production-related costs associated with the creation of the Company’s weekly, in-ring content and third-party programming. The current year quarter also includes $9.3 million of variable costs within our Consumer Products segment driven by higher sales of our licensed products and merchandise. The prior year quarter included lower management incentive compensation costs resulting from the benefit associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses decreased by $3.9 million, or 11%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by a decline in severance expenses of $10.1 million. The prior year quarter included $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. This decline was partially offset by $2.0 million of additional staff-related costs and $1.7 million of certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$69.3	21%	$46.3	17%
Depreciation and amortization	9.5	3%	10.9	4%
Stock-based compensation	11.0	3%	2.8	1%
Other adjustments (1)	1.7	1%	8.1	3%
Adjusted OIBDA	$91.5	28%	$68.1	26%

(1)Other adjustments in the current year quarter include certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year quarter included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$90.7	$86.2	5%
Live Events	13.8	1.1	1,155%
Consumer Products	16.5	8.4	96%
Corporate	(29.5)	(27.6)	(7)%
Total Adjusted OIBDA	$91.5	$68.1	34%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$63.7	$61.5	4%
Core content rights fees (2)	151.8	141.8	7%
Advertising and sponsorship (3)	17.9	18.7	(4)%
Other (4)	9.7	11.9	(18)%
Total net revenues	$243.1	$233.9	4%

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

	Three Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$78.4	32%	$80.8	35%
Depreciation and amortization	3.6	1%	3.8	2%
Stock-based compensation	8.7	4%	1.6	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$90.7	37%	$86.2	37%

Media net revenues increased by $9.2 million, or 4%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in our core content rights fees of $10.0 million, or 7%, driven primarily by the contractual escalations of our domestic and international distribution agreements for our flagship programs, RAW and SmackDown. Other revenues within the Media segment declined by $2.2 million, or 18%, primarily driven by the timing of delivery associated with third-party original programming.

Media Adjusted OIBDA as a percentage of revenues remained consistent in the current year quarter as compared to the prior year quarter, as the increase in core content rights fees, as discussed above, was mostly offset by $8.4 million of higher production-related costs associated with the creation of the Company’s premium live events.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$34.9	$6.7	421%
International ticket sales	2.2	—	NM
Advertising and sponsorship (1)	1.6	0.3	433%
Other (2)	2.3	2.2	5%
Total net revenues	$41.0	$9.2	346%

Operating Metrics (3)
Total live event attendance	400,300	40,400	891%
Number of North American events	55	2	2,650%
Average North American attendance	6,800	20,190	(66)%
Average North American ticket price (dollars)	$91.62	$161.35	(43)%
Number of international events	4	—	NM
Average international attendance	6,550	—	NM
Average international ticket price (dollars)	$82.41	$—	NM

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

	Three Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$13.2	32%	$0.9	10%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	0.5	1%	0.2	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$13.8	34%	$1.1	12%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $31.8 million in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales increased by $30.4 million due to impact of the return of ticketed events which resumed in July 2021, coupled with an increase in ticket sales from our annual WrestleMania events. The ticket sales revenues in the prior year quarter related to our annual WrestleMania events, as all other ticketed events were cancelled as a result of COVID-19. The increase in ticket sales revenues for WrestleMania was primarily driven by a return to full capacity attendance.

Live Events Adjusted OIBDA increased in the current year quarter as compared to the prior year quarter. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs associated with conducting 57 additional events in the current year quarter.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$22.6	$11.3	100%
eCommerce	12.9	9.9	30%
Venue merchandise	8.6	1.3	562%
Total net revenues	$44.1	$22.5	96%

Operating Metrics
Average eCommerce revenue per order (dollars)	$65.13	$73.46	(11)%
Number of eCommerce orders	148,500	134,000	11%
Venue merchandise domestic per capita spending (dollars)	$17.24	$32.09	(46)%

	Three Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$15.9	36%	$7.9	35%
Depreciation and amortization	—	—%	0.1	0%
Stock-based compensation	0.6	1%	0.4	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$16.5	37%	$8.4	37%

Consumer Products net revenues increased by $21.6 million, or 96%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in consumer product licensing revenues of $11.3 million, or 100%, primarily due to $5.6 million of higher sales related to the Company’s licensed video games, including our franchise game WWE 2K22, as well as $3.1 million of higher sales associated with our trading cards and other collectibles. Venue merchandise revenues increased by $7.3 million resulting from the sale of merchandise at our ticketed events in the current year. With the exception of our annual WrestleMania events, we did not hold any ticketed events in the prior year quarter as a result of COVID-19. eCommerce revenues increased by $3.0 million, or 30%, primarily driven by the sales of merchandise inventory to the new operator of WWE’s official online merchandise stores in advance of the July 19, 2022 launch of the updated eCommerce platform.

Consumer Products Adjusted OIBDA as a percentage of revenues remained consistent in the current year quarter as compared to the prior year quarter, as the increased revenues, as discussed above, were mostly offset by an increase in variable costs driven by higher sales activity.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Three Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(38.2)	(12)%	$(43.3)	(16)%
Depreciation and amortization	5.8	2%	7.0	3%
Stock-based compensation	1.2	0%	0.6	0%
Other adjustments (1)	1.7	1%	8.1	3%
Adjusted OIBDA	$(29.5)	(9)%	$(27.6)	(10)%

(1)Other adjustments in the current year quarter include certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year quarter included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Corporate Adjusted OIBDA decreased by $1.9 million, or 7%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $2.0 million of additional staff-related costs to support the Company’s strategic initiatives.

Depreciation and Amortization

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Depreciation and amortization	$9.5	$10.9	(13)%

Depreciation and amortization expense declined by $1.4 million in the current year quarter as compared to the prior year quarter. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Interest expense	$4.7	$8.5	(45)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $3.8 million in the current year quarter as compared to the prior year quarter. In the current year quarter, the Company capitalized $1.7 million of interest expense associated with its projects in progress. The prior period included $1.4 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06.

Other Expense, Net

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Other expense, net	$(0.2)	$(0.1)	100%

Other expense, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income.

Income Taxes

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Provision for income taxes	$15.4	$8.5	81%
Effective tax rate	24%	23%

The effective tax rate was essentially unchanged in the current year quarter as compared to the prior year quarter.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net revenues
Media	$521.2	$475.9	10%
Live Events	64.1	9.7	561%
Consumer Products	76.3	43.5	75%
Total net revenues (1)	661.6	529.1	25%
Operating expenses
Media	287.6	258.4	11%
Live Events	43.4	12.4	250%
Consumer Products	46.6	27.4	70%
Total operating expenses (2)	377.6	298.2	27%
Marketing and selling expenses
Media	30.5	32.1	(5)%
Live Events	5.5	0.9	511%
Consumer Products	2.5	1.9	32%
Total marketing and selling expenses	38.5	34.9	10%
General and administrative expenses (3)	64.6	62.9	3%
Depreciation and amortization	19.2	21.7	(12)%
Operating income	161.7	111.4	45%
Interest expense	11.0	17.0	(35)%
Other income, net	0.1	0.4	(75)%
Income before income taxes	150.8	94.8	59%
Provision for income taxes	35.7	21.8	64%
Net income	$115.1	$73.0	58%

(1)Our consolidated net revenues increased by $132.5 million, or 25%, in the current year period as compared to the prior year period. This increase was driven by $62.1 million of incremental ticket and merchandise sales due to the return of ticketed audiences at our live events, coupled with the timing of a large-scale international event. The current year period also includes additional consumer product licensing revenues of $20.3 million driven by higher sales of the Company’s licensed video games, coupled with $11.8 million of additional revenues associated with the contractual escalations of our key domestic distribution agreements for our flagship programs. These increases were partially offset by a decline in network revenues of $20.9 million due primarily to the impact of upfront revenue recognition during the first quarter of 2021 related to the delivery of certain WWE Network intellectual property rights. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $79.4 million, or 27%, in the current year period as compared to the prior year period. This increase was primarily driven by the timing of a large-scale international event, coupled with higher event-related costs associated with the resumption of live event touring and higher production-related costs associated with our premium live events. In the current year period, we incurred $31.1 million of higher production-related costs within our Media segment, primarily driven by the timing of a large-scale international event and additional production costs associated with our annual WrestleMania events. This increase was partially offset by lower production-related costs of $5.1 million associated with the creation of the Company’s weekly, in-ring content. In the prior year period, the Company produced its weekly, televised programs utilizing the higher cost environment of WWE ThunderDome. We also incurred $26.6 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring. The current year period also includes $12.7 million of certain variable costs within our Consumer Products segment driven by higher sales of our licensed products and merchandise. The prior year period included lower management incentive compensation costs resulting from the benefit associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $1.7 million, or 3%, in the current year period as compared to the prior year period. This increase was primarily driven by additional professional fees of $2.5 million, which includes $1.7 million of certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. In the current year period, we also incurred $2.6 million of additional staff-related costs and $1.7 million of additional insurance expenses to support the Company’s strategic initiatives. These increases were partially offset by a decline in severance expenses of $8.7 million. The prior year period included $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Six Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$161.7	24%	$111.4	21%
Depreciation and amortization	19.2	3%	21.7	4%
Stock-based compensation	20.6	3%	10.8	2%
Other adjustments (1)	1.7	0%	8.1	2%
Adjusted OIBDA	$203.2	31%	$152.0	29%

(1)Other adjustments in the current year period include certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year period included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$218.9	$192.8	14%
Live Events	16.6	(3.2)	619%
Consumer Products	28.4	15.1	88%
Corporate	(60.7)	(52.7)	(15)%
Total Adjusted OIBDA	$203.2	$152.0	34%

Media

The following tables present the performance results and key drivers for our Media segment:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$120.0	$140.9	(15)%
Core content rights fees (2)	293.3	281.5	4%
Advertising and sponsorship (3)	37.7	34.3	10%
Other (4)	70.2	19.2	266%
Total net revenues	$521.2	$475.9	10%

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

	Six Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$195.8	38%	$177.9	37%
Depreciation and amortization	7.2	1%	7.5	2%
Stock-based compensation	15.9	3%	7.4	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$218.9	42%	$192.8	41%

Media net revenues increased by $45.3 million, or 10%, in the current year period as compared to the prior year period. Other revenues within the Media segment increased by $51.0 million, driven primarily by the impact of a large-scale international event. Our core content rights fees increased by $11.8 million, or 4%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decrease in Network revenues of $20.9 million, or 15%, primarily driven by the upfront revenue recognition during the first quarter of 2021 related to the delivery of certain WWE intellectual property rights to NBCU. The decline was partially offset by increased content license fees associated with the delivery of new WWE Network content in the current year period.

Media Adjusted OIBDA as a percentage of revenues increased slightly in the current year period as compared to the prior year period. This increase was primarily driven by the impact of a large-scale international event and increased core content rights fees, mostly offset by the reduction in Network revenues, as discussed above.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$54.8	$6.7	718%
International ticket sales	2.2	—	NM
Advertising and sponsorship (1)	2.7	0.3	800%
Other (2)	4.4	2.7	63%
Total net revenues	$64.1	$9.7	561%

Operating Metrics (3)
Total live event attendance	697,100	40,400	1,625%
Number of North American events	107	2	5,250%
Average North American attendance	6,270	20,190	(69)%
Average North American ticket price (dollars)	$80.72	$161.35	(50)%
Number of international events	5	—	NM
Average international attendance	5,240	—	NM
Average international ticket price (dollars)	$82.41	$—	NM

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

	Six Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$15.2	24%	$(3.6)	(37)%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	1.3	2%	0.4	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$16.6	26%	$(3.2)	(33)%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $54.4 million in the current year period as compared to the prior year period. Revenues from our ticket sales increased by $50.3 million due to impact of the return of ticketed events, including the resumption our domestic and international touring schedules in July 2021. The ticket sales revenues in the prior year period related to our annual WrestleMania events, as all other ticketed events were cancelled as a result of COVID-19.

Live Events Adjusted OIBDA increased in the current year period as compared to the prior year period. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs associated with conducting 110 additional events in the current year period.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$42.6	$22.3	91%
eCommerce	20.6	19.9	4%
Venue merchandise	13.1	1.3	908%
Total net revenues	$76.3	$43.5	75%

Operating Metrics
Average eCommerce revenue per order (dollars)	$65.55	$67.53	(3)%
Number of eCommerce orders	263,900	292,700	(10)%
Venue merchandise domestic per capita spending (dollars)	$15.39	$32.09	(52)%

	Six Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$27.1	36%	$14.1	32%
Depreciation and amortization	0.1	0%	0.1	0%
Stock-based compensation	1.2	2%	0.9	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$28.4	37%	$15.1	35%

Consumer Products net revenues increased by $32.8 million, or 75%, in the current year period as compared to the prior year period. This increase was driven by an increase in consumer product licensing revenues of $20.3 million, or 91%, primarily due to higher sales of the Company’s licensed video games, including our franchise game WWE 2K22, as well as higher sales associated with our trading cards and other collectibles. Venue merchandise revenues increased by $11.8 million resulting from the sale of merchandise at our ticketed events in the current year. With the exception of our annual WrestleMania events, we did not hold any ticketed events in the prior year period as a result of COVID-19.

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

	Six Months Ended
	June 30,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(76.4)	(12)%	$(77.0)	(15)%
Depreciation and amortization	11.8	2%	14.1	3%
Stock-based compensation	2.2	0%	2.1	0%
Other adjustments (1)	1.7	0%	8.1	2%
Adjusted OIBDA	$(60.7)	(9)%	$(52.7)	(10)%

(1)Other adjustments in the current year period include certain costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year period included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Corporate Adjusted OIBDA decreased by $8.0 million, or 15%, in the current year period as compared to the prior year period. This decrease was primarily driven by $4.9 million of additional staff-related, insurance and consulting costs to support the Company’s strategic initiatives.

Depreciation and Amortization

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Depreciation and amortization	$19.2	$21.7	(12)%

Depreciation and amortization expense declined by $2.5 million in the current year period as compared to the prior year period. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Interest expense	$11.0	$17.0	(35)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $6.0 million in the current year period as compared to the prior year period. The prior year period included $2.7 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06. The current year period includes a reduction of $1.8 million of interest expense associated with the Company’s finance leases. This reduction was primarily driven by the amendment to the Company’s Stamford headquarter lease during the fourth quarter of 2021 that reduced the lease space by approximately 33,000 rentable square feet. Additionally, in the current year period the Company capitalized $1.7 million of interest expense associated with its projects in progress.

Other Income, Net

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Other income, net	$0.1	$0.4	(75)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income.

Income Taxes

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Provision for income taxes	$35.7	$21.8	64%
Effective tax rate	24%	23%

The effective tax rate was essentially unchanged in the current year period as compared to the prior year period.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $443.5 million and $415.8 million as of June 30, 2022 and December 31, 2021, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $235.1 million and $222.8 million as of June 30, 2022 and December 31, 2021, respectively, and includes the carrying value of $213.6 million and $201.1 million related to our convertible senior notes due 2023 as of June 30, 2022 and December 31, 2021, respectively.

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of COVID-19 and its variants on our operations, and on the global economy as a whole. While restrictions have lessened and we have resumed our domestic and international live event touring schedules, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, refer to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021, which provides a discussion of risk factors related to COVID-19.

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

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022. The Special Committee investigation is substantially complete. We repurchased approximately 695,000 shares of our common stock in the open market for an aggregate cost of $40.0 million during the six months ended June 30, 2022.

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

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. As of June 30, 2022, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of June 30, 2022 and December 31, 2021, the amounts outstanding of the mortgage were $21.5 million and $21.7 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $152.4 million in the six months ended June 30, 2022, as compared to $79.4 million for the corresponding period in the prior year. The $73.0 million increase in the current year period was primarily driven by timing of collections associated with WWE Network revenues and, to a lesser extent, improved operating performance. These increases were partially offset by unfavorable changes in working capital.

In the current year period, we spent $19.9 million on content production activities, including content for A&E programming, Miz & Mrs., WWE Evil, and various programs for WWE Network and other digital platforms, as compared to $9.1 million in the prior year period. We anticipate spending approximately $20 million to $30 million on content production activities during the remainder of the current year. We received content production incentives of $4.0 million in the current year period, as compared to $9.5 million received in the prior year period. We anticipate receiving approximately $10 million of content production related incentives during the remainder of the year.

As previously announced, a Special Committee of independent members of the Company’s Board of Directors was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. The Special Committee investigation is substantially complete. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. While we currently anticipate spending approximately $10 million during the remainder of the year related to this investigation, the related costs could exceed this estimate.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At June 30, 2022, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $125.9 million in the six months ended June 30, 2022, as compared to $2.5 million in the prior year period. During the current year period, we purchased $188.8 million of new short-term investments and received proceeds from the maturities of these investments of $132.0 million, as compared to proceeds of $143.0 million and purchases of $132.6 million in the prior year period. Capital expenditures increased by $56.6 million in the current year period, including an additional $50.5 million related to construction activity on the Company’s new global headquarter space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $170 million and $190 million, with a large portion of this spend associated with the Company’s new global headquarter, as previously discussed.

Cash Flows from Financing Activities

Cash used in financing activities was $51.2 million for the six months ended June 30, 2022, as compared to $216.4 million in the prior year period. In the prior year period, the Company repaid $100.0 million from borrowings under the Revolving Credit Facility. The Company paid $40.0 million and $93.8 million for stock repurchases under its approved stock repurchase program during the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company made dividend payments of $17.8 million and $18.3 million during the six months ended June 30, 2022 and 2021, respectively. During the current year period, the Company received $13.1 million related to tenant improvements associated with construction of its new global headquarter space. We anticipate receiving approximately $20 million related to these tenant improvements during the remainder of the year.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2021 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding, our outlook for future financial results, the impact of recent management changes, the scope, duration and findings of the investigation being conducted by the special committee of independent members of our Board of Directors; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting, and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. In addition, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. These forward-looking statements are subject to uncertainties relating to, without limitation, the departure of Vince McMahon from the Company and the appointment of Stephanie McMahon and Nick Khan as co-Chief Executive Officers; the scope, duration and findings of the ongoing investigation by the special committee of independent members of our Board of Directors; regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters; our ability to remediate material weaknesses in our disclosure controls and procedures and our internal control over financial reporting; and reputational harm to the Company’s relationships with its stockholders, customers, talent and partners, which may have adverse financial and operational impacts, among other factors. The following additional factors, among others, could cause actual results to differ materially from those contained in forward-looking statements: the COVID-19 outbreak, which may continue to affect negatively world economies as well as our industry, business and results of operations; entering, maintaining and renewing major distribution and licensing agreements; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; the resignation of Vincent K. McMahon; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; the complexity of our rights agreements across distribution mechanisms and geographical areas; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; our feature film business; a possible decline in general economic conditions and disruption in financial markets including any resulting from COVID-19; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon could exercise ultimate control over our affairs, and his interests may conflict with the holders of our Class A common stock; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could lower our stock price; and the volatility of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the Company’s SEC filings, including, but not limited to, our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A and Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Background

As previously announced on June 17, 2022, a special committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest (“Mr. McMahon”), and another executive, who is also no longer with the Company.

The findings of the investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million), were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is substantially complete.

The Company evaluated the relevant guidance associated with the Unrecorded Expenses and concluded that these amounts should have been recognized by the Company as expenses in each of the periods in which they became probable and estimable in accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”).

Disclosure Controls and Procedures

Our management, with the participation of our co-Chief Executive Officers and our Chief Financial and Administrative Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As a result of the material weaknesses in our internal control over financial reporting described below, our co-Chief Executive Officers and our Chief Financial and Administrative Officer have concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our co-Chief Executive Officers and our Chief Financial and Administrative Officer have concluded that the consolidated financial statements as issued in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

As discussed above, based upon the evaluation of these criteria and considering the material weaknesses described below, management, with the participation of our co-Chief Executive Officers and our Chief Financial and Administrative Officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

The material weaknesses contributed to the errors in the consolidated financial statements as originally filed for the annual periods ended December 31, 2021, 2020 and 2019, as well as the quarterly periods ended March 31, 2022 and 2021. We have concluded such errors are not material to those previously issued consolidated financial statements. The errors resulted from the Company’s untimely identification, evaluation and recognition of the Unrecorded Expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, we have concluded that we have material weaknesses in each of the following areas:

Control Environment

We did not maintain an effective control environment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values; and (ii) establishing structures, reporting lines, and appropriate authorities and responsibilities.

We did not maintain an effective control environment to enable the identification and mitigation of risks of accounting errors. The following were contributing factors to the material weaknesses in the control environment:

•The tone from executive management was insufficient to create the proper environment for effective internal control over financial reporting and to ensure that: (i) the expectations of the board of directors concerning the importance of integrity and ethical values was demonstrated by current and former executive management; (ii) there was accountability for the performance of internal control over financial reporting responsibilities; and (iii) personnel with key positions had the appropriate training to carry out their responsibilities.

•Our processes and procedures that guide accountable individuals in applying internal control over financial reporting were not adequate in preventing or detecting omissions in contractual arrangements and agreements that require accounting evaluation.

The control environment material weaknesses contributed to other material weaknesses within our system of internal controls over financial reporting in the following COSO components.

Risk Assessment

We did not maintain effective risk assessment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with risk assessment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: identifying and analyzing risks to the achievement of objectives across the entity.

Control Activities

We did not maintain effective control activities based on the criteria established in the COSO framework which resulted in deficiencies in the principles associated with the control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives.

The following were contributing factors to the material weaknesses in control activities:

•We did not adequately consider the specific characteristics of our organization that could impact our accounting for certain transactions, such as a controlling stockholder in the positions of Chairman of the Board and Chief Executive Officer, when selecting and developing control activities to respond to risks.

•We did not have robust control activities to identify and report agreements to the accounting team for evaluation of accounting and reporting requirements.

Monitoring

We did not maintain effective monitoring activities based on the criteria established in the COSO framework which resulted in deficiencies in the principles associated with the monitoring component. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: developing and performing an ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The following was a contributing factor to the material weaknesses in monitoring activities:

•Management did not build ongoing evaluations into the business processes and adjust for changing conditions.

Remediation Plan and Status

As of June 30, 2022, the material weaknesses described above have not yet been fully remediated.

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these remediation actions, along with additional actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional remediation initiatives may be necessary.

The following remediation activities highlight our commitment to remediating our identified material weaknesses:

Control Environment

We have undertaken steps to address material weaknesses in the control environment. The control environment, which is the responsibility of management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our Audit Committee and executive management team have emphasized and continue to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements.

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We have implemented certain changes and plan to implement additional changes including:

•The Company has initiated certain personnel changes, including the promotion of new co-CEOs who have the appropriate experience and commitment to integrity and ethical values, to improve the tone at the top, communication and compliance within the Company.

•The Company’s management will provide training to employees with internal control responsibilities, particularly the new co-CEOs, to ensure adequate knowledge of, and adherence to, our processes supporting internal controls over financial reporting, including increased education regarding the Company’s disclosure and other regulatory requirements.

•The Company's management will further promote and communicate the importance of its core values, including our commitment to integrity and ethical values, through Company-wide, consistent in employee and leadership meetings and on the Company’s intranet site.

•The Special Committee of the Board of Directors has engaged a third-party consultant with expertise in culture assessment and change to partner with management to conducting a comprehensive culture review and recommending human capital initiatives and best practices.

•The Company will distribute an updated employee handbook and implement an annual Company-wide Code of Conduct training to ensure that all employees, particularly those with internal control responsibilities, understand the Company’s standards, rules and expectations to ensure compliance, the importance of communicating matters to accounting, and the availability and use of the Company’s whistleblower program.

•Reconsider delegation of authority by the Board of Directors and revise certain legal and other processes, including code of conduct and contract management.

Risk Assessment

We plan to review our existing overall Company-wide risk assessment process to ensure that it is robust and frequent enough for the Company’s dynamic business and closely-held publicly traded organization, including the identification of risks, the level of detail in our risk assessment, and the clarity of the linkage between risks and internal controls associated with the material weaknesses. The results of this effort are expected to enable us to effectively identify, develop, evolve and implement controls and procedures to address risks.

Control Activities

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We are in the process of strengthening our control activities, including:

•The Company's management is designing control activities to enhance the process for the identification and reporting of agreements to the accounting department. In particular, the quarterly certification statements reviewed and attested to by senior executives will include appropriate representation that all agreements have been properly reported to the accounting department.

•The Company's management will provide education and reinforce requirements to executives with responsibilities for internal controls, including increased education regarding the Company’s disclosure and other regulatory requirements.

Monitoring

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We are in the process of strengthening our monitoring, including:

•In connection with the review our existing overall Company-wide risk assessment process, we plan to revisit our entity-level controls to ensure that they adequately address focal points of the COSO framework as they relate to our business and organization.

•Management will develop a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the controls are present and functioning.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe the steps planned will remediate the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

The material weaknesses identified above were discovered after June 30, 2022, and all of these material weaknesses existed as of June 30, 2022. The remediation activities identified above and any material changes to our internal control over financial reporting also occurred after June 30, 2022. Therefore, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the following risk factors, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

The Company’s recent Special Committee investigation could result in a material adverse effect on our financial performance.

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of our Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. The Special Committee investigation is substantially complete. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. On July 25, 2022, based on the findings of the Special Committee investigation, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely in the second quarter of 2022. Accordingly, the Company is revising its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, the Company has concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. The Company has also received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. Professional costs resulting from the Special Committee’s investigation have been significant and are expected to continue to be significant as the investigation continues and/or if litigation costs relating to these regulatory, investigative and enforcement inquiries, subpoenas and demands grow. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation. In addition, as a result of the investigation, certain operational changes including without limitation personnel changes have occurred and may continue to occur in the future. Any or all of these impacts based on the findings of the investigation and related matters and the surrounding circumstances could exacerbate the other risks described herein and directly or indirectly have a material adverse effect on our operations and/or financial performance.

The resignation of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results.

Until he resigned from all positions held with the Company on July 22, 2022, in addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon led the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events. On July 22, 2022, the Board appointed Stephanie McMahon, at that time Chief Brand Officer, interim Chief Executive Officer, interim Chairwoman and a director of the Company, and Nick Khan, at that time President, Chief Revenue Officer and a director of the Company, to serve as the Company’s co-Chief Executive Officers. The Board has also appointed Stephanie McMahon to serve as the Company’s Chairwoman. Furthermore, in the wake of Mr. McMahon’s departure, our creative effort will be led by Paul Levesque, the Company’s Executive Vice President, Talent Relations and Creative and Ms. McMahon’s husband, who has decades of experience in our Company and has been an important player in all aspects of our creative process, including television, talent and live events. Although Mr. Levesque has extensive practical experience with many of our revenue streams and, with Ms. McMahon, has been critically involved in our business transformation over the past several years as well as our continuing brand development, these collective changes at the top of our organization are extensive and recent, and it is therefore possible that the loss of services of Mr. McMahon could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operations and/or financial performance.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

Subsequent to the Original Filing, management of the Company evaluated immaterial accounting errors related to certain payments that Mr. McMahon, the Company’s former Chairman and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest, agreed to make during the period from 2006 through 2022. The Company determined that these payments (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). The Company has evaluated the Unrecorded Expenses and has determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable.

As a result of the accounting errors, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued Consolidated Financial Statements, see Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in the Company’s Form 10-K/A.

Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weaknesses, see Item 4, Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. We may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2022 to April 30, 2022	—	$—	—	$220,923,517
May 1, 2022 to May 31, 2022	170,359	$58.70	170,359	$210,923,524
June 1, 2022 to June 30, 2022	—	$—	—	$210,923,524
Total	170,359	$58.70	170,359	$210,923,524

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022. The Special Committee investigation is substantially complete. Since the program’s inception, the Company has repurchased approximately 5.3 million shares of common stock in the open market for an aggregate amount of $289.1 million. All repurchased shares were subsequently retired.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification by Stephanie McMahon and Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Stephanie McMahon, Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	August 15, 2022	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
Chief Financial & Administrative Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)