Form 10-K/A
period 2021-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-08-16
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), World Wrestling Entertainment, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 3, 2022 (the “Form 10-K” or the “Original Filing”), to amend and revise the following Items of our Original Filing:

Part I – Item 1. Business

Part I – Item 1A.  Risk Factors

Part II – Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8.  Financial Statements and Supplementary Data

Part II – Item 9A.  Controls and Procedures

Part IV – Item 15.  Exhibits and Financial Statement Schedules

The complete text of those Items is revised in this Annual Report on Form 10-K/A. The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-K/A.

The only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described herein, this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form 10-K/A includes updated certifications from our co-Chief Executive Officers and Chief Financial and Administrative Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among other things, the information and events described in our originally filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (the “Original Quarterly Filing”) and in our Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the fiscal quarter ended March 31, 2022, which is being filed concurrently with this Form 10-K/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-K/A.

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest (“Mr. McMahon”), and another executive, who is also no longer with the Company.

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

Management evaluated the quantitative and qualitative impact of these accounting errors on the Company’s previously issued Consolidated Financial Statements included in the Original Filing and unaudited interim Consolidated Financial Statements included in the Original Quarterly Filing (collectively, the “previously issued financial statements”) and concluded that the errors were not material to its previously issued financial statements. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely in the second quarter of 2022. Accordingly, the Company is revising its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022.

In addition, the Company re-evaluated the effectiveness of its internal controls over financial reporting and identified control deficiencies associated with the accounting errors, which the Company has concluded represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. Accordingly, the Company is filing this Form 10-K/A and is concurrently filing the Form 10-Q/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2021 and March 31 2022, respectively. Further, included in this Form 10-K/A, the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), is amending the Opinion on Internal Control over Financial Reporting within its Report of Independent Registered Public Accounting Firm to reflect the identification of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.

As a result of the determination to file this Form 10-K/A, for the reasons outlined in the preceding paragraph, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management and Deloitte, determined that the Company will revise its (i) Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019, included in the Original Filing, and (ii) unaudited interim Consolidated Financial Statements for the quarters ended March 31, 2022 and 2021 included in the Original Quarterly Filing, to disclose the existence of the related material weaknesses and to correct the accounting errors for all periods presented. The correction of these accounting errors does not impact the Company’s previously reported revenue during any financial statement period. For a more detailed description of the correction of the accounting errors refer to Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in Part II-Item 8 of this Form 10-K/A.

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

Creative Development and Production

Our creative team, which is currently led by Paul Levesque, the Company’s Executive Vice President, Talent Relations and Creative, develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our premium live events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all our in-ring television programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.

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

Workplace Practices and Policies

The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristics. In connection with its investigation, the Special Committee, through its legal counsel, has engaged a third-party consultant to partner with the Company’s management to conduct a comprehensive culture review and recommend human capital initiatives and best practices. The Company is an equal opportunity employer committed to inclusion and diversity.

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

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. The Special Committee investigation is substantially complete. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. On July 25, 2022, based on the findings of the Special Committee investigation, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely in the second quarter of 2022. Accordingly, the Company is revising its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, the Company has concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. The Company has also received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. Professional costs resulting from the Special Committee’s investigation have been significant and are expected to continue to be significant as the investigation continues and/or if litigation costs relating to these regulatory, investigative and enforcement inquiries, subpoenas and demands grow. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation. In addition, as a result of the investigation, certain operational changes including without limitation personnel changes have occurred and may continue to occur in the future. Any or all of these impacts based on the findings of the investigation and related matters and the surrounding circumstances could exacerbate the other risks described herein and directly or indirectly have a material adverse effect on our operations and/or financial performance.

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

Until he resigned from all positions held with the Company on July 22, 2022, in addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon led the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events. On July 22, 2022, the Board appointed Stephanie McMahon, at that time Chief Brand Officer, interim Chief Executive Officer, interim Chairwoman and a director of the Company, and Nick Khan, at that time President, Chief Revenue Officer and a director of the Company, to serve as the Company’s co-Chief Executive Officers. The Board also appointed Stephanie McMahon to serve as the Company’s Chairwoman. Furthermore, in the wake of Mr. McMahon’s departure, our creative effort will be led by Paul Levesque, the Company’s Executive Vice President, Talent Relations and Creative and Ms. McMahon’s husband, who has decades of experience in our Company and has been an important player in all aspects of our creative process, including television, talent and live events. Although Mr. Levesque has extensive practical experience with many of our revenue streams and, with Ms. McMahon, has been critically involved in our business transformation over the past several years as well as our continuing brand development, these collective changes at the top of our organization are extensive and recent, and it is therefore possible that the loss of services of Mr. McMahon could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operations and/or financial performance.

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

We have signed a lease for space in downtown Stamford, Connecticut, in which we plan to house substantially all our operations, including our corporate headquarters and media production facilities. The scope of this project has changed somewhat, and the move is now expected to begin in late 2022. The buildout of this space will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on our financial condition or results of operations. Moreover, it is possible that, once built, the space may prove to be less conducive to our operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on our financial condition or results of operations.

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

All of the issued and outstanding shares of Class B common stock are held by Vincent K. McMahon and other members of his family including certain trusts set up for family members. Sales of substantial amounts of these shares, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock. If any sales or transfers of Class B common stock are made to persons outside of the McMahon family, the shares automatically convert into Class A common stock.

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

As a result of the accounting errors, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued Consolidated Financial Statements, see Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in Part II – Item 8 of this Form 10-K/A.

Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weaknesses, see Item 9A, Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

As disclosed in Note 22 to the Consolidated Financial Statements, the Company’s Consolidated Financial Statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 have been revised to give effect to the correction of an error related to certain payments that Mr. McMahon, the Company’s former Chairman and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest, agreed to make during the period from 2006 through 2022. The Company determined that these payments were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements the fiscal years ended December 31, 2021, 2020 and 2019.

 As a result, the Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of the accounting errors, which were not material to any period presented. Otherwise, the information contained in this MD&A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

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

Summary

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2021	2020	(decrease)
Net revenues
Media	$936.2	$868.2	8%
Live Events	57.8	19.9	190%
Consumer Products	101.2	86.1	18%
Total net revenues (1)	1,095.2	974.2	12%
Operating expenses
Media	499.4	458.3	9%
Live Events	46.0	33.9	36%
Consumer Products	62.8	57.3	10%
Total operating expenses (2)	608.2	549.5	11%
Marketing and selling expenses
Media	60.0	62.2	(4)%
Live Events	4.9	5.1	(4)%
Consumer Products	4.4	4.0	10%
Total marketing and selling expenses	69.3	71.3	(3)%
General and administrative expenses (3)	120.8	102.2	18%
Depreciation and amortization	40.9	42.6	(4)%
Operating income	256.0	208.6	23%
Interest expense	33.6	35.6	(6)%
Other income (expense), net	7.5	(1.9)	495%
Income before income taxes	229.9	171.1	34%
Provision for income taxes	52.5	39.3	34%
Net income	$177.4	$131.8	35%

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

(3)Our consolidated general and administrative expenses increased by $18.6 million, or 18%, in 2021 as compared to 2020. This increase was primarily driven by $9.5 million of additional staff-related costs, including the impact of $6.8 million of incremental severance expenses. This increase was also driven by $3.0 million associated with certain Unrecorded Expenses identified by the Company during the second quarter of 2022 that related to 2021 (see Note 22, Revision of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements for further information). For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$256.0	23%	$208.6	21%
Depreciation and amortization	40.9	4%	42.6	4%
Stock-based compensation	19.1	2%	28.0	3%
Other adjustments (1)	8.1	1%	7.0	1%
Adjusted OIBDA	$324.1	30%	$286.2	29%

(1)Other adjustments in 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments in 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

			Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$390.5	$367.8	6%
Live Events	7.7	(17.6)	144%
Consumer Products	35.5	26.6	33%
Corporate	(109.6)	(90.6)	21%
Total Adjusted OIBDA	$324.1	$286.2	13%

Media

The following tables present the performance results and key drivers for our Media segment:

			Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$215.4	$185.7	16%
Core content rights fees (2)	575.8	538.3	7%
Advertising and sponsorship (3)	71.5	65.3	9%
Other (4)	73.5	78.9	(7)%
Total net revenues	$936.2	$868.2	8%

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

	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(148.1)	(14)%	$(129.6)	(13)%
Depreciation and amortization	27.3	2%	27.5	3%
Stock-based compensation	3.1	0%	4.5	0%
Other adjustments (1)	8.1	1%	7.0	1%
Adjusted OIBDA	$(109.6)	(10)%	$(90.6)	(9)%

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

Corporate Adjusted OIBDA decreased by $19.0 million, or 21%, in 2021 as compared to 2020. This decrease was primarily driven by $9.8 million of additional staff-related costs and $3.0 million associated with certain Unrecorded Expenses identified by the Company during the second quarter of 2022 that related to 2021 (see Note 22, Revision of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements for further information).

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

•Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2021 are as follows (dollars in millions):

						After
	2022	2023	2024	2025	2026	2026	Total
Long-term debt	$1.4	$1.4	$1.4	$20.8	$—	$—	$25.0
Convertible debt (1)	7.2	222.0	—	—	—	—	229.2
Operating leases (2)	5.0	2.7	1.2	0.6	0.3	0.5	10.3
Finance leases (2) (3)	27.2	27.4	24.3	21.1	21.5	536.8	658.3
Service contracts and talent commitments	39.7	18.5	13.4	10.8	8.4	—	90.8
Total commitments	$80.5	$272.0	$40.3	$53.3	$30.2	$537.3	$1,013.6

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-K/A contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding, our outlook for future financial results, the impact of recent management changes, the scope, duration and findings of the investigation being conducted by the special committee of independent members of our Board of Directors; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting, and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. In addition, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. These forward-looking statements are subject to uncertainties relating to, without limitation, the departure of Vince McMahon from the Company and the appointment of Stephanie McMahon and Nick Khan as co-Chief Executive Officers; the scope, duration and findings of the ongoing investigation by the special committee of independent members of our Board of Directors; regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters; our ability to remediate material weaknesses in our disclosure controls and procedures and our internal control over financial reporting; and reputational harm to the Company’s relationships with its stockholders, customers, talent and partners, which may have adverse financial and operational impacts, among other factors. The following additional factors, among others, could cause actual results to differ materially from those contained in forward-looking statements: the COVID-19 outbreak, which may continue to affect negatively world economies as well as our industry, business and results of operations; entering, maintaining and renewing major distribution and licensing agreements; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; the resignation of Vincent K. McMahon; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; the complexity of our rights agreements across distribution mechanisms and geographical areas; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; our feature film business; a possible decline in general economic conditions and disruption in financial markets including any resulting from COVID-19; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon could exercise ultimate control over our affairs, and his interests may conflict with the holders of our Class A common stock; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could lower our stock price; and the volatility of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the Company’s SEC filings, including, but not limited to, our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A and Form 10-Q.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth in the Consolidated Financial Statements filed with this report and are herein incorporated by reference.

Item 9A. Controls and Procedures

Background

As described in the Explanatory Note to this Form 10-K/A, and as announced on June 17, 2022, a special committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest (“Mr. McMahon”), and another executive, who is also no longer with the Company.

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

Disclosure Controls and Procedures

Our management, with the participation of our former Chairman and Chief Executive Officer and our Chief Financial and Administrative Officer, previously evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our management concluded at that time that our disclosure controls and procedures were effective as of December 31, 2021. As a result of the material weaknesses in our internal control over financial reporting described below, our current co-Chief Executive Officers and our Chief Financial and Administrative Officer have re-performed an evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our co-Chief Executive Officers and our Chief Financial and Administrative Officer have concluded that the consolidated financial statements as originally issued in the Original Filing and as revised in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

Under the supervision and with the participation of our management, including our former Chairman and Chief Executive Officer and our Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

Previously, based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. However, as discussed above, based upon the evaluation of these criteria and considering the material weaknesses described below, management, with the participation of our co-Chief Executive Officers and our Chief Financial and Administrative Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, the Company is filing this Form 10-K/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2021.

The material weaknesses contributed to the errors in the consolidated financial statements as originally filed for each of the years in the three-year period ended December 31, 2021, for which we have concluded such errors are not material to those previously issued consolidated financial statements. The errors resulted from the Company’s untimely identification, evaluation and recognition of the Unrecorded Expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Control Activities

We did not maintain effective control activities based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with the control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives.

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

Monitoring

We did not maintain effective monitoring activities based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with the monitoring component. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: developing and performing an ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The following was a contributing factor to the material weaknesses in monitoring activities:

•Management did not build ongoing evaluations into the business processes and adjust for changing conditions.

Remediation Plan and Status

As of December 31, 2021, the material weaknesses described above have not yet been fully remediated.

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

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We have implemented certain changes and plan to implement additional changes including:

•The Company initiated certain personnel changes, including the promotion of new co-CEOs who have the appropriate experience and commitment to integrity and ethical values, to improve the tone at the top, communication, and compliance within the Company.

•The Company’s management will provide training to employees with internal control responsibilities, particularly the new co-CEOs, to ensure adequate knowledge of, and adherence to, our processes supporting internal controls over financial reporting, including increased education regarding the Company’s disclosure and other regulatory requirements.

•The Company's management will further promote and communicate the importance of its core values, including our commitment to integrity and ethical values, through Company-wide, consistent messaging in employee and leadership meetings and on the Company’s intranet site.

•The Special Committee of the Board of Directors has engaged a third-party consultant with expertise in culture assessment and change to partner with the Company’s management to conduct a comprehensive culture review and recommend human capital initiatives and best practices.

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

•The Company will reconsider delegation of authority by the Board of Directors and revise certain legal and other processes, including code of conduct and contract management.

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

Changes in Internal Control over Financial Reporting

The material weaknesses identified above were discovered after December 31, 2021, and all of these material weaknesses existed as of December 31, 2021. The remediation activities identified above and any material changes to our internal control over financial reporting also occurred after December 31, 2021. Therefore, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated February 3, 2022, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified in internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 3, 2022 (August 15, 2022, as to Note 22 to the consolidated financial statements), expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified in management’s assessment:

•The Company did not maintain an effective control environment based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) commitment to integrity and ethical values; and (ii) establishing structures, reporting lines, and appropriate authorities and responsibilities.

•The Company did not maintain effective risk assessment based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with risk assessment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: identifying and analyzing risks to the achievement of objectives across the entity.

•The Company did not maintain effective control activities based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives.

•The Company did not maintain effective monitoring activities based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the monitoring component. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: developing and performing an ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 3, 2022 (August 15, 2022, as to the material weaknesses)

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

10.2B*

Second Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 3, 2022).

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

10.17C

Third Lease Amendment Agreement, dated October 26, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.17C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 3, 2022).

10.18*	Employment Agreement with Frank A. Riddick III, effective as of November 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K, filed November 5, 2021).
10.18A*

Restricted Stock Sign-On Award and Non-Competition Agreement with Frank A. Riddick III under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 3, 2022).

10.19*

Separation Agreement with Kristina Salen, effective as of November 5, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 3, 2022).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 3, 2022).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification by Stephanie McMahon and Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Stephanie McMahon, Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Chief Financial and Administrative Officer
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2022 (August 15, 2022, as to the effects of the material weaknesses described therein), expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 3, 2022 (August 15, 2022, as to Note 22 to the financial statements)

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Net revenues	$1,095,174	$974,207	$960,442
Operating expenses	608,174	549,480	638,199
Marketing and selling expenses	69,242	71,385	84,713
General and administrative expenses	120,840	102,182	86,893
Depreciation and amortization	40,901	42,616	34,127
Operating income	256,017	208,544	116,510
Interest expense	33,610	35,601	26,121
Other income (expense), net	7,455	(1,834)	4,289
Income before income taxes	229,862	171,109	94,678
Provision for income taxes	52,454	39,338	17,617
Net income	$177,408	$131,771	$77,061
Earnings per share: basic	$2.32	$1.70	$0.99
Earnings per share: diluted	$2.09	$1.56	$0.85
Weighted average common shares outstanding:
Basic	76,324	77,564	78,157
Diluted	84,943	84,219	90,231
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income	$177,408	$131,771	$77,061
Other comprehensive income (loss):
Foreign currency translation adjustments	(180)	107	63
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax expense (benefit) of $(122), $4 and $410, respectively)	(385)	14	1,299
Total other comprehensive (loss) income	(565)	121	1,362
Comprehensive income	$176,843	$131,892	$78,423

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$134,828	$462,102
Short-term investments, net	280,957	131,295
Accounts receivable (net of allowance for doubtful accounts and returns of $5,155 and $4,050, respectively)	171,196	52,007
Inventory	8,033	8,386
Prepaid expenses and other current assets	32,242	73,062
Total current assets	627,256	726,852
Property and equipment, net	172,677	161,545
Finance lease right-of-use assets, net	313,360	310,844
Operating lease right-of-use assets, net	8,973	13,476
Content production assets, net	13,781	15,425
Investment securities	11,618	11,148
Deferred income tax assets, net	13,100	10,052
Other assets, net	43,302	47,980
Total assets	$1,204,067	$1,297,322
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$430	$100,412
Finance lease liabilities	12,190	9,587
Operating lease liabilities	4,755	3,963
Convertible debt	201,093	194,683
Accounts payable and accrued expenses	122,716	125,942
Deferred income	74,633	62,887
Total current liabilities	415,817	497,474
Long-term debt	21,284	21,700
Finance lease liabilities	374,681	379,894
Operating lease liabilities	5,063	9,723
Other non-current liabilities	12,562	4,537
Total liabilities	829,407	913,328
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,732,977 and 46,694,963 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	438	467
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	311	311
Additional paid-in capital	422,884	436,558
Accumulated other comprehensive income	2,420	2,985
Accumulated deficit	(51,393)	(56,327)
Total stockholders’ equity	374,660	383,994
Total liabilities and stockholders' equity	$1,204,067	$1,297,322

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018 (As Previously Reported)	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Cumulative effect of prior period error corrections (See Note 22)	—	—	—	—	9,100	—	(16,600)	(7,500)
Balance, December 31, 2018 (As Revised	43,721	$437	34,303	$343	$424,381	$1,502	$(117,926)	$308,737
Net income	—	—	—	—	—	—	77,061	77,061
Other comprehensive income	—	—	—	—	—	1,362	—	1,362
Repurchases and retirements of common stock	(1,398)	(14)	—	—	(12,436)	—	(70,991)	(83,441)
Stock issuances and other, net	654	7	—	—	3,818	—	—	3,825
Conversion of Class B common stock by shareholder (See Note 17)	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(30,183)	—	—	(30,183)
Cash dividends declared	—	—	—	—	977	—	(38,408)	(37,431)
Stock-based compensation	—	—	—	—	29,396	—	—	29,396
Balance, December 31, 2019	46,181	$462	31,099	$311	$415,953	$2,864	$(150,264)	$269,326
Net income	—	—	—	—	—	—	131,771	131,771
Other comprehensive income	—	—	—	—	—	121	—	121
Stock issuances and other, net	514	5	—	—	3,825	—	—	3,830
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,082)	—	—	(11,082)
Cash dividends declared	—	—	—	—	585	—	(37,834)	(37,249)
Stock-based compensation	—	—	—	—	27,277	—	—	27,277
Balance, December 31, 2020	46,695	$467	31,099	$311	$436,558	$2,985	$(56,327)	$383,994
Net income	—	—	—	—	—	—	177,408	177,408
Other comprehensive loss	—	—	—	—	—	(565)	—	(565)
Repurchases and retirements of common stock	(3,251)	(32)	—	—	(29,923)	—	(135,675)	(165,630)
Stock issuances and other, net	289	3	—	—	4,170	—	—	4,173
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,640)	—	—	(5,640)
Cash dividends declared	—	—	—	—	386	—	(36,799)	(36,413)
Stock-based compensation	—	—	—	—	17,333	—	—	17,333
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$177,408	$131,771	$77,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	19,714	26,309	35,708
Depreciation and amortization	48,785	48,533	39,552
Other amortization	18,849	17,998	13,905
Loss on equity investments, net	808	5,720	3,309
Stock-based compensation	19,086	27,989	29,396
(Benefit from) provision for deferred income taxes	(2,993)	(3,015)	9,921
Other non-cash adjustments	(3,302)	22,398	8,189
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(120,629)	70,037	(41,486)
Inventory	1,160	(1,287)	(499)
Prepaid expenses and other assets	3,011	(12,171)	2,642
Content production assets	(17,738)	(25,645)	(34,349)
Accounts payable, accrued expenses and other liabilities	22,719	5,088	(31,954)
Deferred income	11,718	6,149	10,297
Net cash provided by operating activities	178,596	319,874	121,692
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(39,231)	(27,662)	(69,086)
Purchases of short-term investments	(374,502)	(153,904)	(124,282)
Proceeds from sales and maturities of short-term investments	222,060	182,316	157,487
Purchase of investment securities	(1,470)	(589)	(1,366)
Proceeds from sale of investment securities	—	11,715	—
Other	4,329	—	1,438
Net cash (used in) provided by investing activities	(188,814)	11,876	(35,809)
FINANCING ACTIVITIES:
Repayment of debt	(100,398)	(103,599)	(5,103)
Repayment of finance leases	(11,948)	(10,795)	(8,352)
Dividends paid	(36,413)	(37,249)	(37,431)
Debt issuance costs	—	—	(708)
Proceeds from borrowings under the credit facility	—	200,000	—
Taxes paid related to net settlement upon vesting of equity awards	(5,640)	(11,082)	(30,183)
Proceeds from issuance of stock and other	2,973	2,630	2,325
Repurchase and retirement of common stock	(165,630)	—	(83,441)
Net cash (used in) provided by financing activities	(317,056)	39,905	(162,893)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(327,274)	371,655	(77,010)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,102	90,447	167,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,828	$462,102	$90,447
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$55,500	$45,586	$7,386
Cash paid for interest	$9,927	$12,262	$10,706
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 10)	$22,207	$4,365	$4,997
Principal stockholder contributions (See Note 17)	$1,200	$1,200	$1,500

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$177,408	$131,771	$77,061

Weighted average basic common shares outstanding	76,324	77,564	78,157
Dilutive effect of restricted and performance stock units	447	492	1,361
Dilutive effect of convertible debt instruments	8,166	6,160	10,707
Dilutive effect of employee share purchase plan	6	3	6
Weighted average dilutive common shares outstanding	84,943	84,219	90,231

Earnings per share:
Basic	$2.32	$1.70	$0.99
Diluted	$2.09	$1.56	$0.85

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,641	3,762	5,756
Outstanding restricted and performance stock units	—	—	—

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.22, $0.13 and $0.12 impact on diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Trade related	$11,150	$7,274
Staff related	15,558	17,682
Management incentive compensation	30,604	14,266
Talent related	4,428	4,605
Accrued WWE Network related expenses	10,950	4,253
Accrued event and television production	9,687	12,888
Accrued legal and professional	5,506	4,614
Accrued legal settlements (1)	2,200	40,200
Accrued purchases of property and equipment	22,207	4,365
Accrued film liability	29	6,100
Accrued other	10,397	9,695
Total	$122,716	$125,942

(1)Accrued legal settlements as of December 31, 2020 included a $39,000 settlement that was fully covered by an insurance recovery through the Company’s insurance carriers. Accordingly, an insurance loss recovery asset was recorded as a component of Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2020. Accrued legal settlements as of December 31, 2021 and 2020 include certain amounts of $2,200 and $1,200, respectively, to be paid by the Company’s principal stockholder (see Note 22, Revision of Previously Issued Consolidated Financial Statements, for further information).

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
$21,714

13. Income Taxes

For the years ended December 31, 2021, 2020 and 2019, the effective tax rate on income from continuing operations was 22.8%, 23.0% and 18.6%, respectively.

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

Components of income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$228,578	$170,668	$92,701
Foreign	1,284	441	1,977
Total income before income taxes	$229,862	$171,109	$94,678

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 21% and that reported for financial statement purposes:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal tax	$48,271	$35,930	$19,880
State and local taxes, net of federal tax benefit	5,890	5,061	3,962
Foreign rate differential	(5)	38	(53)
Tax exempt interest income	—	—	(16)
Nondeductible executive compensation	3,159	2,427	1,669
Unrecognized tax benefits	(56)	(127)	(23)
Meals and entertainment	2	119	261
Employee Stock Purchase Plan	122	53	(87)
Foreign-derived intangible income (FDII)	(5,628)	(4,892)	(422)
Global intangible low-taxed income (GILTI)	231	175	273
Excess tax benefits related to the vesting of share-based compensation	524	388	(9,394)
Other	(56)	166	1,567
Provision for income taxes	$52,454	$39,338	$17,617

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

Unrecognized Tax Benefits

For the year ended December 31, 2021, we recognized $70 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $34 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2020, we recognized $169 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $30 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 22.8% for the year ended December 31, 2021 as compared to 23.0% for the year ended December 31, 2020.

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

Future minimum payments as of December 31, 2021 under the agreements described above were as follows:

Service Contracts
and Talent
Commitments
2022	$39,710
2023	18,460
2024	13,351
2025	10,773
2026	8,385
Thereafter	—
Total	$90,679

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

On March 6, 2020, the Company along with its former Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On November 18, 2020, the Company entered into a term sheet (the “Term Sheet”) to settle this action, subject to notice to the class and preliminary and final approval by the Court. The settlement includes a full release of all Defendants in connection with the allegations made in the lawsuit, and does not contain any admission of liability or admission as to the validity or truth of any or all allegations or claims by any of the Defendants. The Term Sheet provided for a settlement payment of $39,000 (inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs), which was paid by the Company’s insurance carriers. The Company believed that resolving the matter is the right business decision and that it is prudent to end the protracted and uncertain class action process. On December 23, 2020, lead plaintiff filed an unopposed motion for preliminary approval of settlement with the Court. On March 8, 2021, the Court granted preliminary approval of the class action settlement, and on July 1, 2021, the Court granted final approval of the class action settlement and entered final judgment.

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

As previously announced, a special committee of independent members of the Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. The Company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. The Special Committee investigation is substantially complete.

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

See Note 22, Revision of Previously Issued Consolidated Financial Statements, for a discussion of certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future) that were not appropriately recorded as expenses in the Company’s previously issued Consolidated Financial Statements.

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

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent K. McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the year ended December 31, 2019, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $36,413, $37,249, and $37,431 on all Class A and Class B shares for the years ended December 31, 2021, 2020 and 2019, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Stock issuances and other, net

During the years ended December 31, 2021, 2020 and 2019, stock issuances and other, net in our Consolidated Statements of Stockholders’ Equity include non-cash capital contributions of $1,200, $1,200 and $1,500, respectively, from our majority stockholder. These non-cash capital contributions represent amounts paid personally by Mr. McMahon, our majority stockholder, to certain counterparties. See Note 22, Revision of Previously Issued Consolidation Financial Statements, for additional information.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Media	$936,212	$868,216	$743,099
Live Events	57,803	19,921	125,585
Consumer Products	101,159	86,070	91,758
Total net revenues	$1,095,174	$974,207	$960,442

Depreciation and amortization:
Media	$13,427	$15,119	$12,592
Live Events	43	23	—
Consumer Products	178	8	—
Corporate	27,253	27,466	21,535
Total depreciation and amortization	$40,901	$42,616	$34,127

Adjusted OIBDA:
Media	$390,506	$367,818	$224,136
Live Events	7,652	(17,655)	9,376
Consumer Products	35,530	26,638	28,559
Corporate	(109,577)	(90,613)	(82,038)
Total Adjusted OIBDA	$324,111	$286,188	$180,033

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2021	2020	2019
Total operating income	$256,017	$208,544	$116,510
Depreciation and amortization (1)	40,901	42,616	34,127
Stock-based compensation	19,086	27,989	29,396
Other adjustments (2)	8,107	7,039	—
Total Adjusted OIBDA	$324,111	$286,188	$180,033

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

22. Revision of Previously Issued Consolidated Financial Statements

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s Chairman, Chief Executive Officer and director of the Company, Vincent K. McMahon, who resigned from these positions on July 22, 2022 but remains a stockholder with a controlling interest (“Mr. McMahon”), and another executive, who is also no longer with the Company.

The findings of the investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14,600) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5,000, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19,600 (the “Unrecorded Expenses”). The Company has evaluated the Unrecorded Expenses and has determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable. All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is substantially complete.

The Company evaluated the relevant guidance associated with the Unrecorded Expenses and concluded that these amounts should have been recognized by the Company as expenses in each of the periods in which they became probable and estimable in accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”). As a result, the Company concluded its previously reported operating income and net income for the fiscal year ended December 31, 2021 was overstated by $3,000, respectively, and the Company’s previously reported beginning accumulated deficit as of January 1, 2019 was overstated by $16,600, for which the latter amount represents the aggregate impact of the Unrecorded Expenses on the Company’s previously reported operating income and net income between fiscal years 2006 and 2018. As prescribed by Topic 5T, the corresponding impact of the Unrecorded Expenses resulted in an understatement of the Company’s previously reported additional paid-in-capital of $9,100, $10,600, $11,800, $13,000, and $15,200 as of January 1, 2019, December 31, 2019, 2020, and 2021, and March 31, 2022, respectively, and an understatement of total liabilities, which represents the amounts that remained payable by Mr. McMahon, of $7,500, $6,000, $4,800, $6,600, and $4,400 as of January 1, 2019, December 31, 2019, 2020, and 2021, and March 31, 2022, respectively. Notwithstanding the foregoing accounting framework required by Topic 5T for the Unrecorded Expenses, all of the payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The impact of the Unrecorded Expenses on the Company’s previously reported income taxes was inconsequential.

Based on management’s evaluation of the Unrecorded Expenses in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the impact of the Unrecorded Expenses is not material, on an individual or aggregate basis, to the Company’s previously reported consolidated financial statements included in the Original Filing and the previously filed Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2022, September 30, 2021, and June 30, 2021, respectively. However, the Company further concluded that the Unrecorded Expenses cannot be corrected as an out-of-period adjustment in the Company’s current period unaudited interim consolidated financial information as of and for the

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

three and six months ended June 30, 2022 included in its Quarterly Report on Form 10-Q for the interim period ended June 30, 2022, because to do so would cause a material misstatement in those financial statements. Therefore, the Company referred to the guidance prescribed by SAB 108 which specifies that immaterial errors must be corrected the next time previously reported financial statements are filed. In this regard, the Company concluded that its previously reported internal control certification in Item 9A of the Original Filing and Item 4 of the Company’s Original Quarterly Filing was required to be amended to report the existence of certain material weaknesses in the Company’s internal controls over financial reporting as a result of the Unrecorded Expenses and, as such, the Company further concluded that the Unrecorded Expenses were required to be immaterially revised as part of the Company’s amendment of its Original Filing and Original Quarterly Filing. Accordingly, the Company has corrected the Unrecorded Expenses in the accompanying consolidated financial statements as of December 31, 2021 and 2020 and for the fiscal years ended December 31, 2021, 2020, and 2019 and related notes hereto as an immaterial revision of these consolidated financial statements.

The following tables present the impact of correcting the Unrecorded Expenses in the Company’s previously issued financial statements:

Consolidated Statement of Operations Information
	For the Year Ended December 31, 2021
	As Previously Issued	Adjustment	As Revised
General and administrative expenses	$117,840	$3,000	$120,840
Operating income	$259,017	$(3,000)	$256,017
Income before income taxes	$232,862	$(3,000)	$229,862
Net income	$180,408	$(3,000)	$177,408
Earnings per share: basic	$2.36	$(0.04)	$2.32
Earnings per share: diluted	$2.12	$(0.03)	$2.09

Consolidated Statement of Comprehensive Income Information
	For the Year Ended December 31, 2021
	As Previously Issued	Adjustment	As Revised
Net income	$180,408	$(3,000)	$177,408
Comprehensive income	$179,843	$(3,000)	$176,843

Consolidated Balance Sheet Information
	As of December 31, 2021			As of December 31, 2020
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Accounts payable and accrued expenses	$120,516	$2,200	$122,716	$124,742	$1,200	$125,942
Total current liabilities	$413,617	$2,200	$415,817	$496,274	$1,200	$497,474
Other non-current liabilities	$8,162	$4,400	$12,562	$937	$3,600	$4,537
Total liabilities	$822,807	$6,600	$829,407	$908,528	$4,800	$913,328
Additional paid-in capital	$409,884	$13,000	$422,884	$424,758	$11,800	$436,558
Accumulated deficit	$(31,793)	$(19,600)	$(51,393)	$(39,727)	$(16,600)	$(56,327)
Total stockholders' equity	$381,260	$(6,600)	$374,660	$388,794	$(4,800)	$383,994

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

	As of March 31, 2021			As of June 30, 2021			As of September 30, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Accounts payable and accrued expenses	$134,205	$1,200	$135,405	$128,121	$1,200	$129,321	$115,333	$1,200	$116,533
Total current liabilities	$406,817	$1,200	$408,017	$396,323	$1,200	$397,523	$387,150	$1,200	$388,350
Other non-current liabilities	$2,979	$2,400	$5,379	$5,082	$2,400	$7,482	$7,149	$2,400	$9,549
Total liabilities	$819,775	$3,600	$823,375	$804,998	$3,600	$808,598	$793,850	$3,600	$797,450
Additional paid-in capital	$420,014	$13,000	$433,014	$419,239	$13,000	$432,239	$415,054	$13,000	$428,054
Accumulated deficit	$(66,415)	$(16,600)	$(83,015)	$(61,970)	$(16,600)	$(78,570)	$(45,822)	$(16,600)	$(62,422)
Total stockholders' equity	$357,281	$(3,600)	$353,681	$360,939	$(3,600)	$357,339	$372,763	$(3,600)	$369,163

Consolidated Statement of Stockholders' Equity Information
	As of December 31, 2021			As of December 31, 2020			As of December 31, 2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Additional paid-in capital, beginning of period	$424,758	$11,800	$436,558	$405,353	$10,600	$415,953	$415,281	$9,100	$424,381
Accumulated deficit, beginning of period	$(39,727)	$(16,600)	$(56,327)	$(133,664)	$(16,600)	$(150,264)	$(101,326)	$(16,600)	$(117,926)
Net income	$180,408	$(3,000)	$177,408	$131,771	$—	$131,771	$77,061	$—	$77,061
Stock issuances and other, net	$2,973	$1,200	$4,173	$2,630	$1,200	$3,830	$2,325	$1,500	$3,825
Additional paid-in capital, end of period	$409,884	$13,000	$422,884	$424,758	$11,800	$436,558	$405,353	$10,600	$415,953
Accumulated deficit, end of period	$(31,793)	$(19,600)	$(51,393)	$(39,727)	$(16,600)	$(56,327)	$(133,664)	$(16,600)	$(150,264)

	As of March 31, 2021			As of June 30, 2021			As of September 30, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Additional paid-in capital, beginning of period	$424,758	$11,800	$436,558	$424,758	$11,800	$436,558	$424,758	$11,800	$436,558
Accumulated deficit, beginning of period	$(39,727)	$(16,600)	$(56,327)	$(39,727)	$(16,600)	$(56,327)	$(39,727)	$(16,600)	$(56,327)
Net income	$43,832	$—	$43,832	$73,033	$—	$73,033	$116,519	$—	$116,519
Stock issuances and other, net	$1,963	$1,200	$3,163	$1,967	$1,200	$3,167	$2,973	$1,200	$4,173
Additional paid-in capital, end of period	$420,014	$13,000	$433,014	$419,239	$13,000	$432,239	$415,054	$13,000	$428,054
Accumulated deficit, end of period	$(66,415)	$(16,600)	$(83,015)	$(61,970)	$(16,600)	$(78,570)	$(45,822)	$(16,600)	$(62,422)

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