Form 10-Q/A
period 2022-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-08-16
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), World Wrestling Entertainment, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2022 (the “Form 10-Q” or the “Original Filing”), to amend and revise the following Items of our Original Filing:

Part I – Item 1.  Consolidated Financial Statements (unaudited)

Part I – Item 4.  Controls and Procedures

Part II – Item 1A.  Risk Factors

Part II – Item 6. Exhibits

The complete text of those Items is revised in this Quarterly Report on Form 10-Q/A.

The only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described herein, this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form 10-Q/A includes updated certifications from our co-Chief Executive Officers and Chief Financial and Administrative Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form 10-Q/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among other things, the information and events described in our Original Filing and in our Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ended June 30, 2022, which is being filed concurrently with this Form 10-Q/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-Q/A.

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

The findings of the investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2002, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). The Company has evaluated the Unrecorded Expenses and has determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable. All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is substantially complete.

Management evaluated the quantitative and qualitative impact of these accounting errors on the Company’s previously issued unaudited interim Consolidated Financial Statements included in the Original Filing and concluded that the errors were not material to its previously issued financial statements. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely in the second quarter of 2022. Accordingly, the Company is revising its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the three months ended March 31, 2022 and 2021.

In addition, the Company re-evaluated the effectiveness of its internal controls over financial reporting and identified control deficiencies associated with the accounting errors, which the Company has concluded represent material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022. Accordingly, the Company is filing this Form 10-Q/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of March 31 2022.

As a result of the determination to file this Form 10-Q/A, for the reasons outlined in the preceding paragraph, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management and the Company’s independent registered public accounting firm, Deloitte & Touche LLP, determined that the Company will revise its unaudited interim Consolidated Financial Statements for the three months ended March 31, 2022 and 2021, included in the Original Filing, to disclose the existence of the related material weaknesses and to correct the accounting error for all periods presented. The correction of these accounting errors does not impact the Company’s previously reported revenue during any financial statement period. For a more detailed description of the correction of the accounting error refer to Note 20, Revision of Previously Issued Unaudited Interim Consolidated Financial Information to the Consolidated Financial Statements of the Company included in this Form 10-Q/A.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,594	$134,828
Short-term investments, net	342,219	280,957
Accounts receivable (net of allowance for doubtful accounts and returns of $5,157 and $5,155, respectively)	163,192	171,196
Inventory, net	9,200	8,033
Prepaid expenses and other current assets	30,716	32,242
Total current assets	650,921	627,256
Property and equipment, net	183,793	172,677
Finance lease right-of-use assets, net	308,549	313,360
Operating lease right-of-use assets, net	14,723	8,973
Content production assets, net	15,798	13,781
Investment securities	11,618	11,618
Deferred income tax assets, net	16,745	13,100
Other assets, net	43,201	43,302
Total assets	$1,245,348	$1,204,067
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$435	$430
Finance lease liabilities	12,465	12,190
Operating lease liabilities	3,783	4,755
Convertible debt	213,396	201,093
Accounts payable and accrued expenses	112,821	122,716
Deferred revenues	83,947	74,633
Total current liabilities	426,847	415,817
Long-term debt	21,173	21,284
Finance lease liabilities	370,948	374,681
Operating lease liabilities	11,547	5,063
Other non-current liabilities	13,389	12,562
Total liabilities	843,904	829,407
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,242,334 and 43,732,977 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	433	438
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	401,762	422,884
Accumulated other comprehensive income	697	2,420
Accumulated deficit	(1,759)	(51,393)
Total stockholders’ equity	401,444	374,660
Total liabilities and stockholders' equity	$1,245,348	$1,204,067

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	66,041	66,041
Other comprehensive loss	—	—	—	—	—	(1,723)	—	(1,723)
Repurchases and retirements of common stock	(525)	(5)	—	—	(4,916)	—	(25,085)	(30,006)
Stock issuances and other, net	34	—	—	—	3,439	—	—	3,439
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(32)	—	—	(32)
Cash dividends declared	—	—	—	—	—	—	(8,931)	(8,931)
Stock-based compensation	—	—	—	—	6,770	—	—	6,770
Balance, March 31, 2022	43,242	$433	31,099	$311	$401,762	$697	$(1,759)	$401,444

	Three Months Ended March 31, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$436,558	$2,985	$(56,327)	$383,994
Net income	—	—	—	—	—	—	43,832	43,832
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Repurchases and retirements of common stock	(1,498)	(15)	—	—	(13,625)	—	(61,360)	(75,000)
Stock issuances and other, net	60	1	—	—	3,162	—	—	3,163
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(629)	—	—	(629)
Cash dividends declared	—	—	—	—	—	—	(9,160)	(9,160)
Stock-based compensation	—	—	—	—	7,548	—	—	7,548
Balance, March 31, 2021	45,257	$453	31,099	$311	$433,014	$2,918	$(83,015)	$353,681

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$66,041	$43,832
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	9,820	5,823
Depreciation and amortization	11,980	12,643
Other amortization	3,516	4,222
Stock-based compensation	9,618	7,980
Provision for (benefit from) deferred income taxes	297	(453)
Other non-cash adjustments	345	817
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	7,799	(32,864)
Inventory	(872)	282
Prepaid expenses and other assets	(1,388)	12,184
Content production assets	(11,714)	(5,771)
Accounts payable, accrued expenses and other liabilities	(9,278)	12,530
Deferred revenues	9,286	(1,319)
Net cash provided by operating activities	95,450	59,906
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(21,487)	(6,167)
Purchases of short-term investments	(111,623)	(52,405)
Proceeds from sales and maturities of short-term investments	47,424	22,842
Purchase of investment securities	—	(210)
Net cash used in investing activities	(85,686)	(35,940)
FINANCING ACTIVITIES:
Repayment of long-term debt	(106)	(100,101)
Repayment of finance leases	(3,435)	(2,723)
Dividends paid	(8,931)	(9,160)
Proceeds from tenant improvement allowances	2,273	—
Taxes paid related to net settlement upon vesting of equity awards	(32)	(629)
Proceeds from issuance of stock and other	1,239	1,963
Repurchase and retirement of common stock	(30,006)	(75,000)
Net cash used in financing activities	(38,998)	(185,650)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,234)	(161,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,828	462,102
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,594	$300,418
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$21,352	$2,696
Principal stockholder contributions (See Note 18)	$2,200	$1,200

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our year ended December 31, 2021 Form 10-K, as amended by Form 10-K/A filed on August 15, 2022.

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

(1)

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

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Trade related	$20,692	$11,150
Staff related	16,481	15,558
Management incentive compensation	7,269	30,604
Talent related	7,320	4,428
Accrued WWE Network related expenses	6,481	10,950
Accrued event and television production	11,388	9,687
Accrued legal and professional (1)	6,543	7,706
Accrued purchases of property and equipment	21,352	22,207
Accrued income taxes (2)	1,733	—
Accrued other	13,562	10,426
Total	$112,821	$122,716

(1)Accrued legal and professional as of March 31, 2022 and December 31, 2021 include certain amounts of $1,700 and $2,200, respectively, to be paid by the Company’s principal stockholder (see Note 20, Revision of Previously Issued Unaudited Interim Consolidated Financial Information, for further information).

(2)At December 31, 2021, income taxes has a refundable balance of $7,156 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

(2)Unamortized debt issuance costs as of March 31, 2022 reflects the adoption impact from ASU 2020-06 described above.

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

Stock issuances and other, net

During the three months ended March 31, 2022 and 2021, stock issuances and other, net in our Consolidated Statements of Stockholders’ Equity include non-cash capital contributions of $2,200 and $1,200, respectively, from our majority stockholder. These non-cash capital contributions represent amounts paid personally by Mr. McMahon, our majority stockholder, to certain counterparties. See Note 20, Revision of Previously Issued Unaudited Interim Consolidation Financial Information, for additional information.

19. Related Party Transactions

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

See Note 20, Revision of Previously Issued Unaudited Interim Consolidated Financial Information, for a discussion of certain payments that Mr. McMahon agreed to make during the period 2006 through 2022 (including amounts paid and payable in the future) that were not appropriately recorded as expenses in the Company’s previously issued Consolidated Financial Statements.

20. Revision of Previously Issued Unaudited Interim Consolidated Financial Information

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

The findings of the investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14,600), were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5,000, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19,600 (the “Unrecorded Expenses”). The Company has evaluated the Unrecorded Expenses and has determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable. All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is substantially complete.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Based on management’s evaluation of the Unrecorded Expenses in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the impact of the Unrecorded Expenses is not material, on an individual or aggregate basis, to the Company’s previously reported consolidated financial statements included in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Annual Filing”) and the previously filed Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2022, September 30, 2021, and June 30, 2021, respectively. However, the Company further concluded that the Unrecorded Expenses cannot be corrected as an out-of-period adjustment in the Company’s current period unaudited interim consolidated financial information as of and for the three and six months ended June 30, 2022 included in its Quarterly Report on Form 10-Q for the interim period ended June 30, 2022, because to do so would cause a material misstatement in those financial statements. Therefore, the Company referred to the guidance prescribed by SAB 108 which specifies that immaterial errors must be corrected the next time previously reported financial statements are filed. In this regard, the Company concluded that its previously reported internal control certification in Item 9A of the Original Annual Filing and Item 4 of the Original Filing was required to be amended to report the existence of certain material weaknesses in the Company’s internal controls over financial reporting as a result of the Unrecorded Expenses and, as such, the Company further concluded that the Unrecorded Expenses were required to be immaterially revised as part of the Company’s amendment of the Original Annual Filing and the Original Filing. Accordingly, the Company has corrected the Unrecorded Expenses in the accompanying unaudited interim consolidated financial information as of March 31, 2022 and December 31, 2021 and for the three-month periods ended March 31, 2022 and 2021 and related notes hereto as an immaterial revision of this unaudited interim consolidated financial information.

The following tables present the impact of correcting the Unrecorded Expenses in the Company’s previously issued unaudited interim consolidated financial information:

Consolidated Balance Sheet Information
	As of March 31, 2022			As of December 31, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Accounts payable and accrued expenses	$111,121	$1,700	$112,821	$120,516	$2,200	$122,716
Total current liabilities	$425,147	$1,700	$426,847	$413,617	$2,200	$415,817
Other non-current liabilities	$10,689	$2,700	$13,389	$8,162	$4,400	$12,562
Total liabilities	$839,504	$4,400	$843,904	$822,807	$6,600	$829,407
Additional paid-in capital	$386,562	$15,200	$401,762	$409,884	$13,000	$422,884
Retained earnings (accumulated deficit)	$17,841	$(19,600)	$(1,759)	$(31,793)	$(19,600)	$(51,393)
Total stockholders' equity	$405,844	$(4,400)	$401,444	$381,260	$(6,600)	$374,660

Consolidated Statement of Stockholders' Equity Information
	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Additional paid-in capital, beginning of period	$409,884	$13,000	$422,884	$424,758	$11,800	$436,558
Retained earnings (accumulated deficit), beginning of period	$(31,793)	$(19,600)	$(51,393)	$(39,727)	$(16,600)	$(56,327)
Stock issuances and other, net	$1,239	$2,200	$3,439	$1,963	$1,200	$3,163
Additional paid-in capital, end of period	$386,562	$15,200	$401,762	$420,014	$13,000	$433,014
Retained earnings (accumulated deficit), beginning of period	$17,841	$(19,600)	$(1,759)	$(66,415)	$(16,600)	$(83,015)

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-Q/A contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding, our outlook for future financial results, the impact of recent management changes, the scope, duration and findings of the investigation being conducted by the special committee of independent members of our Board of Directors; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting, and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. In addition, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. These forward-looking statements are subject to uncertainties relating to, without limitation, the departure of Vince McMahon from the Company and the appointment of Stephanie McMahon and Nick Khan as co-Chief Executive Officers; the scope, duration and findings of the ongoing investigation by the special committee of independent members of our Board of Directors; regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters; our ability to remediate material weaknesses in our disclosure controls and procedures and our internal control over financial reporting; and reputational harm to the Company’s relationships with its stockholders, customers, talent and partners, which may have adverse financial and operational impacts, among other factors. The following additional factors, among others, could cause actual results to differ materially from those contained in forward-looking statements: the COVID-19 outbreak, which may continue to affect negatively world economies as well as our industry, business and results of operations; entering, maintaining and renewing major distribution and licensing agreements; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; the resignation of Vincent K. McMahon; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; the complexity of our rights agreements across distribution mechanisms and geographical areas; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; our feature film business; a possible decline in general economic conditions and disruption in financial markets including any resulting from COVID-19; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon could exercise ultimate control over our affairs, and his interests may conflict with the holders of our Class A common stock; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could lower our stock price; and the volatility of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the Company’s SEC filings, including, but not limited to, our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A and Form 10-Q.

Item 4. Controls and Procedures

Background

As described in the Explanatory Note to this Form 10-Q/A, and as previously announced on June 17, 2022, a special committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest (“Mr. McMahon”), and another executive, who is also no longer with the Company.

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

Disclosure Controls and Procedures

Our management, with the participation of our former Chairman and Chief Executive Officer and our Chief Financial and Administrative Officer, previously evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our management concluded at that time that our disclosure controls and procedures were effective as of March 31, 2022. As a result of the material weaknesses in our internal control over financial reporting described below, our current co-Chief Executive Officers and our Chief Financial and Administrative Officer have re-performed an evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our co-Chief Executive Officers and our Chief Financial and Administrative Officer have concluded that the consolidated financial statements as originally issued in the Original Filing and as revised in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Under the supervision and with the participation of our management, including our former Chairman and Chief Executive Officer and our Chief Financial and Administrative Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

Previously, based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022. However, as discussed above, based upon the evaluation of these criteria and considering the material weaknesses described below, management, with the participation of our co-Chief Executive Officers and our Chief Financial and Administrative Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, the Company is filing this Form 10-Q/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of March 31, 2022.

The material weaknesses contributed to the errors in the consolidated financial statements as originally filed the quarterly periods ended March 31, 2022 and 2021, for which we have concluded such errors are not material to those previously issued consolidated financial statements. The errors resulted from the Company’s untimely identification, evaluation and recognition of the Unrecorded Expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Risk Assessment

We did not maintain effective risk assessment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with risk assessment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: our identification and assessment of risks at the entity level.

Control Activities

We did not maintain effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives.

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

Remediation Plan and Status

As of March 31, 2022, the material weaknesses described above have not yet been fully remediated.

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

Changes in Internal Control over Financial Reporting

The material weaknesses identified above were discovered after March 31, 2022, and all of these material weaknesses existed as of March 31, 2022. The remediation activities identified above and any material changes to our internal control over financial reporting also occurred after March 31, 2022. Therefore, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the accounting errors, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021 and March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued Consolidated Financial Statements, see Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in Part II – Item 8 of the Company’s Form 10-K/A.

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
10.1B*

Second Amendment to Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of March 9, 2022 (incorporated by reference to Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022).

10.20A*

Amended and Restated Employment Agreement with Nick Khan, effective as of March 9, 2022 (incorporated by reference to Exhibit 10.20A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022).

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