Form 10-Q
period 2022-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2022-11-02
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

At October 31, 2022, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,300,055 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$304,640	$255,853	$966,223	$784,917
Operating expenses	166,619	139,039	544,191	437,192
Marketing and selling expenses	20,011	17,776	58,511	52,702
General and administrative expenses	49,911	24,941	114,528	87,835
Depreciation and amortization	9,238	10,161	28,395	31,845
Operating income	58,861	63,936	220,598	175,343
Interest expense	5,397	8,508	16,377	25,508
Other (expense) income, net	(99)	340	(44)	770
Income before income taxes	53,365	55,768	204,177	150,605
Provision for income taxes	11,745	12,282	47,417	34,086
Net income	$41,620	$43,486	$156,760	$116,519
Earnings per share: basic	$0.56	$0.57	$2.10	$1.52
Earnings per share: diluted	$0.49	$0.52	$1.84	$1.37
Weighted average common shares outstanding:
Basic	74,352	76,058	74,476	76,559
Diluted	88,212	84,264	87,973	85,156
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$41,620	$43,486	$156,760	$116,519
Other comprehensive loss:
Foreign currency translation adjustments	(201)	(113)	(389)	(164)
Net unrealized holding losses on available-for-sale debt securities (net of tax benefit of $209 and $45, and $990 and $15, respectively)	(661)	(23)	(3,134)	(48)
Total other comprehensive loss	(862)	(136)	(3,523)	(212)
Comprehensive income	$40,758	$43,350	$153,237	$116,307

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$181,688	$134,828
Short-term investments, net	259,305	280,957
Accounts receivable (net of allowance for doubtful accounts and returns of $5,433 and $5,155, respectively)	143,271	171,196
Inventory, net	2,464	8,033
Prepaid expenses and other current assets	70,535	32,242
Total current assets	657,263	627,256
Property and equipment, net	298,889	172,677
Finance lease right-of-use assets, net	302,899	313,360
Operating lease right-of-use assets, net	13,143	8,973
Content production assets, net	17,236	13,781
Investment securities	11,797	11,618
Deferred income tax assets, net	19,465	13,100
Other assets, net	12,394	43,302
Total assets	$1,333,086	$1,204,067
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$444	$430
Finance lease liabilities	12,642	12,190
Operating lease liabilities	2,999	4,755
Convertible debt	213,865	201,093
Accounts payable and accrued expenses	160,467	122,716
Deferred revenues	58,552	74,633
Total current liabilities	448,969	415,817
Long-term debt	20,960	21,284
Finance lease liabilities	367,522	374,681
Operating lease liabilities	10,017	5,063
Other non-current liabilities	14,382	12,562
Total liabilities	861,850	829,407
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,296,588 and 43,732,977 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	433	438
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	409,158	422,884
Accumulated other comprehensive (loss) income	(1,103)	2,420
Retained earnings (accumulated deficit)	62,437	(51,393)
Total stockholders’ equity	471,236	374,660
Total liabilities and stockholders' equity	$1,333,086	$1,204,067

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months September 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, June 30, 2022	43,076	$431	31,099	$311	$410,367	$(241)	$29,964	$440,832
Net income	—	—	—	—	—	—	41,620	41,620
Other comprehensive loss	—	—	—	—	—	(862)	—	(862)
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—
Stock issuances and other, net	221	2	—	—	1,244	—	—	1,246
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(7,207)	—	—	(7,207)
Cash dividends declared	—	—	—	—	220	—	(9,147)	(8,927)
Stock-based compensation	—	—	—	—	4,534	—	—	4,534
Balance, September 30, 2022	43,297	$433	31,099	$311	$409,158	$(1,103)	$62,437	$471,236

	Nine Months September 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	156,760	156,760
Other comprehensive loss	—	—	—	—	—	(3,523)	—	(3,523)
Repurchases and retirements of common stock	(695)	(7)	—	—	(6,439)	—	(33,560)	(40,006)
Stock issuances and other, net	259	2	—	—	5,183	—	—	5,185
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(7,835)	—	—	(7,835)
Cash dividends declared	—	—	—	—	220	—	(26,979)	(26,759)
Stock-based compensation	—	—	—	—	21,528	—	—	21,528
Balance, September 30, 2022	43,297	$433	31,099	$311	$409,158	$(1,103)	$62,437	$471,236

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months September 30, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, June 30, 2021	44,928	$450	31,099	$311	$432,239	$2,909	$(78,570)	$357,339
Net income	—	—	—	—	—	—	43,486	43,486
Other comprehensive income	—	—	—	—	—	(136)	—	(136)
Repurchase and retirement of common stock	(432)	(3)	—	—	(4,028)	—	(17,847)	(21,878)
Stock issuances and other, net	217	—	—	—	1,004	—	—	1,004
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(4,904)	—	—	(4,904)
Cash dividends declared	—	—	—	—	386	—	(9,491)	(9,105)
Stock-based compensation	—	—	—	—	3,357	—	—	3,357
Balance, September 30, 2021	44,713	$447	31,099	$311	$428,054	$2,773	$(62,422)	$369,163

	Nine Months September 30, 2021
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$436,558	$2,985	$(56,327)	$383,994
Net income	—	—	—	—	—	—	116,519	116,519
Other comprehensive loss	—	—	—	—	—	(212)	—	(212)
Repurchases and retirements of common stock	(2,266)	(23)	—	—	(20,773)	—	(94,834)	(115,630)
Stock issuances and other, net	284	3	—	—	4,170	—	—	4,173
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,609)	—	—	(5,609)
Cash dividends declared	—	—	—	—	386	—	(27,780)	(27,394)
Stock-based compensation	—	—	—	—	13,322	—	—	13,322
Balance, September 30, 2021	44,713	$447	31,099	$311	$428,054	$2,773	$(62,422)	$369,163

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$156,760	$116,519
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	26,196	18,213
Depreciation and amortization	35,649	37,533
Other amortization	10,135	13,860
Stock-based compensation	25,992	14,634
Benefit from deferred income taxes	(1,931)	(9,813)
Other non-cash adjustments	716	1,626
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	22,802	(74,898)
Inventory	6,105	2,194
Prepaid expenses and other assets	(36,297)	6,278
Content production assets	(29,651)	(12,587)
Accounts payable, accrued expenses and other liabilities	2,235	28,002
Deferred revenues	(16,109)	(5,207)
Net cash provided by operating activities	202,602	136,354
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(119,939)	(24,400)
Purchases of short-term investments	(225,291)	(225,280)
Proceeds from sales and maturities of short-term investments	241,012	177,318
Purchase of investment securities	(195)	(1,130)
Other	4,329	—
Net cash used in investing activities	(100,084)	(73,492)
FINANCING ACTIVITIES:
Repayment of long-term debt	(310)	(100,297)
Repayment of finance leases	(10,443)	(7,973)
Dividends paid	(26,759)	(27,394)
Proceeds from tenant improvement allowances	27,210	—
Taxes paid related to net settlement upon vesting of equity awards	(7,835)	(5,609)
Proceeds from issuance of stock and other	2,485	2,973
Repurchase and retirement of common stock	(40,006)	(115,630)
Net cash used in financing activities	(55,658)	(253,930)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,860	(191,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,828	462,102
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,688	$271,034
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$57,505	$10,899
Principal stockholder contributions (See Note 19)	$2,700	$1,200

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021, as amended by Form 10-K/A filed on August 16, 2022 (the “2021 10-K/A”).

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

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within the 2021 10-K/A. Except for the policies on the Company’s convertible debt, there have been no material changes to the Company’s significant accounting policies described in the 2021 10-K/A. The Company’s policy on the accounting for its convertible debt was updated due to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2020-06, as described below.

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

Included within Operating expenses are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization and impairment of content production assets	$9,262	$2,193	$26,196	$18,213
Depreciation and amortization of WWE Network content delivery and technology assets	2,430	1,909	6,833	5,443
Amortization of right-of-use assets - finance leases of equipment	2,295	2,226	6,738	6,926
Depreciation on equipment used directly to support operations	203	157	583	453
Total depreciation and amortization included in operating expenses	$14,190	$6,485	$40,350	$31,035

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

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The new guidance requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. While the adoption of this guidance will not have an impact on the Company's consolidated balance sheets or statements of operations, the guidance may require additional annual disclosures in the Company's annual financial statements. The Company is applying the amendments in ASU 2021-10 prospectively as of January 1, 2022, and will include the annual disclosures required by the ASU in its Form 10-K for the year ended December 31, 2022.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new guidance eliminates two of the three models in ASC 470-20, Debt with Conversion and Other Options, that require separating embedded conversion features from convertible instruments. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. The Company's existing 3.375% convertible senior notes due December 2023 ("Convertible Notes") are currently accounted for under the cash conversion feature model, which is one of the models being eliminated. As a result, after adopting the new guidance, the Company will no longer separately present in equity an embedded conversion feature of such debt. Instead, the Company will account for a convertible debt instrument wholly as debt unless (i) a convertible debt instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU revises the scope exception

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

from derivative accounting in ASC 815-40 for freestanding financial instruments (e.g., warrants) and embedded features (e.g., conversion features) that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. The new guidance also requires the use of the if-converted method when calculating diluted earnings per share (“EPS”) for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. The ASU is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company) and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the ASU effective January 1, 2022 under the modified retrospective approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. As a result of the adoption beginning on January 1, 2022, the Company’s Convertible Notes are no longer bifurcated into a separate liability and equity component in the consolidated balance sheet. Rather, the Convertible Notes are presented as a single liability at amortized cost, net of unamortized debt issuance costs, on the consolidated balance sheet. Upon adoption of the ASU, the Company recorded a net increase of $12,068 to the Convertible Notes liability component, a $26,383 net decrease to the equity component (additional paid-in capital) and a net increase of $17,609 to retained earnings (accumulated deficit) for the cumulative effect of the adoption. The Company also recorded a net increase of $3,294 to deferred income tax assets. The adjustments were calculated based on the carrying amount of the Convertible Notes as if it had always been treated as a liability only. Furthermore, included in the above adjustments, are adjustments to the debt issuance costs contra-liability and equity (additional paid-in capital) components under the same premise (i.e., as if the total amount of debt issuance costs had always been treated as a contra-liability only). Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes debt discount and adjusted deferred income taxes relative to unamortized debt issuance costs associated with the Convertible Notes. The Company also expects lower interest expense related to the Convertible Notes that will be recognized in future periods subsequent to adoption as a result of accounting for the Convertible Notes as a single liability measured at amortized cost. The following table summarizes the impact of the adoption of ASU 2020-06 on the Company’s opening consolidated balance sheet on January 1, 2022:

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

3. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision makers manage the segments, evaluate financial results, and make key operating decisions.

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

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring items that management deems would impact the comparability of results between periods. Adjusted OIBDA includes depreciation and amortization expenses directly related to supporting the operations of our segments, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

We do not disclose assets by segment information. We do not provide assets by segment information to our chief operating decision makers, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Media	$233,013	$202,758	$754,191	$678,575
Live Events	35,189	28,045	99,297	37,756
Consumer Products	36,438	25,050	112,735	68,586
Total net revenues	$304,640	$255,853	$966,223	$784,917

Adjusted OIBDA:
Media	$93,861	$85,665	$312,806	$278,461
Live Events	9,793	9,238	26,383	6,080
Consumer Products	18,823	7,531	47,202	22,610
Corporate (1)	(31,347)	(24,538)	(92,024)	(77,222)
Total Adjusted OIBDA	$91,130	$77,896	$294,367	$229,929

(1)Corporate Adjusted OIBDA for the three and nine months ended September 30, 2022 includes professional fees and severance expenses of $17,684 and $19,382, respectively, associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Corporate Adjusted OIBDA for the nine months ended September 30, 2021 included $8,107 of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total operating income	$58,861	$63,936	$220,598	$175,343
Depreciation and amortization	9,238	10,161	28,395	31,845
Stock-based compensation	5,347	3,799	25,992	14,634
Other adjustments (1)	17,684	—	19,382	8,107
Total Adjusted OIBDA	$91,130	$77,896	$294,367	$229,929

(1)Other adjustments for the three and nine months ended September 30, 2022 include professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments for the nine months ended September 30, 2021 included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

4. Revenues

Revenues are generally recognized when control of the promised goods or services is transferred to our customers, either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In contracts that have multiple performance obligations, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available, as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual performance obligations. Variable consideration can result from variability in price or quantity, or both. The components of our transaction price generally do not include material amounts of variable consideration. The variable consideration related to the transaction price contained in our contracts relates primarily to sales or usage-based royalties

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. In contracts that include a minimum guarantee, we recognize revenue over time when we estimate that the minimum guarantee will not be exceeded through the associated sales or usage-based royalties. Most of our contracts do not include material amounts of variable consideration related to quantities in a contract, and when we have this variability, we estimate the quantities each reporting period. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$46,487	$43,112	$166,460	$183,996
Core content rights fees (2)	156,725	141,327	449,979	422,831
Advertising and sponsorships (3)	13,134	16,127	50,873	50,363
Other (4)	16,667	2,192	86,879	21,385
Total Media Segment net revenues	233,013	202,758	754,191	678,575
Live Events Segment:
North American ticket sales	24,143	23,839	78,954	30,531
International ticket sales	8,020	2,433	10,180	2,433
Advertising and sponsorships (5)	1,238	399	3,996	746
Other (6)	1,788	1,374	6,167	4,046
Total Live Events Segment net revenues	35,189	28,045	99,297	37,756
Consumer Products Segment:
Consumer product licensing	22,614	11,510	65,254	33,847
eCommerce	7,625	8,218	28,168	28,122
Venue merchandise	6,199	5,322	19,313	6,617
Total Consumer Products Segment net revenues	36,438	25,050	112,735	68,586
Total net revenues	$304,640	$255,853	$966,223	$784,917

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

(5)Advertising and sponsorships revenues within our Live Events segment primarily consist of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(6)Other revenues within our Live Events segment primarily consist of the sale of travel packages associated with the Company’s global live events, as well as revenues from events for which the Company receives a fixed fee.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

WWE Network subscription revenues for international subscribers, and domestic subscribers through March 17, 2021 (prior to transition of WWE Network content domestically to NBCU), are recorded over time during the subscription term, and our consumer product licensing revenues are recorded over time during the licensing period. Other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

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

Remaining Performance Obligations

As of September 30, 2022, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $2,890,960, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2022 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2022 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2022 through 2028. The transaction prices related to these future obligations generally do not include any variable consideration, which consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenues (i.e., contract liabilities) as of September 30, 2022 and December 31, 2021 totaled $58,552 and $74,661, respectively, and are included within Deferred revenues and Other non-current liabilities on our Consolidated Balance Sheets.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $550 and $625 as of September 30, 2022 and December 31, 2021, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expense. During each of the three and nine months ended September 30, 2022 and 2021, the amount of amortization was $25 and $75, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income for basic earnings per share	$41,620	$43,486	$156,760	$116,519
Effect of potentially dilutive shares:
Interest expense related to the Convertible Notes (1)	1,597	—	4,719	—
Net income for diluted earnings per share	$43,217	$43,486	$161,479	$116,519

Weighted average basic common shares outstanding	74,352	76,058	74,476	76,559
Dilutive effect of restricted and performance stock units	642	373	696	454
Dilutive effect of convertible debt instruments	13,218	7,833	12,799	8,140
Dilutive effect of employee share purchase plan	—	—	2	3
Weighted average dilutive common shares outstanding	88,212	84,264	87,973	85,156

Earnings per share:
Basic	$0.56	$0.57	$2.10	$1.52
Diluted	$0.49	$0.52	$1.84	$1.37

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,472	4,496	5,145	4,630

(1)The Company adopted ASU 2020-06 effective January 1, 2022 under the modified retrospective approach. As such, for purposes of calculating net income for diluted earnings per share, we have not made any adjustments for the three and nine months ended September 30, 2021.

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

The dilution from the Convertible Notes for the three months ended September 30, 2022, calculated using the if-converted method, had a $0.09 impact on diluted earnings per share, as compared to a $0.05 impact on diluted earnings per share for the three months ended September 30, 2021, which was calculated under the treasury stock method. The dilution from the Convertible Notes for the nine months ended September 30, 2022, calculated using the if-converted method, had a $0.31 impact on diluted earnings per share,

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

as compared to a $0.15 impact on diluted earnings per share for the nine months ended September 30, 2021, which was calculated under the treasury stock method.

6. Stock-based Compensation

Our 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards to eligible participants as determined by the Compensation and Human Capital Committee of the Board of Directors. Awards may be granted as incentives and rewards to encourage officers, employees, consultants, advisors and independent contractors of the Company and its affiliates and to non-employee directors of the Company to participate in our long-term success.

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company’s qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $5,347 and $3,799, and $25,992 and $14,634 for the three and nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a 3.5 year vesting schedule and vest in equal annual installments. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimates when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

During the second quarter of 2022, the Compensation and Human Capital Committee approved the grant of RSUs to an executive management member for an aggregate value of $10,000. This award varies from the typical RSU grant in that the award vests in five annual tranches of 20%. The units associated with this award are included in the table below.

The following table summarizes the RSU activity during the nine months ended September 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	300,003	$55.03
Granted	359,510	$55.04
Vested	(142,325)	$57.46
Forfeited	(51,675)	$53.37
Dividend equivalents	2,876	$54.47
Unvested at September 30, 2022	468,389	$54.43

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation and Human Capital Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically 3.5 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimates when they are expected to differ or as forfeitures occur. Unvested PSUs accrue dividend equivalents once the performance

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

During the third quarter of 2022, the Compensation and Human Capital Committee approved the grant of PSUs to certain executives for an aggregate value of $18,000. These awards will be granted during the fourth quarter of 2022 and vary from the typical PSU grants in that the awards have performance conditions tied to results through September 2025. There are no units associated with these awards in the table below since the awards will not be granted until the fourth quarter of 2022.

During the third quarter of 2020, the Compensation and Human Capital Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. During the first quarter of 2022, this agreement was amended to increase the aggregate value to $22,500. This award vests in two tranches of 27%, and 73%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $16,500 has performance conditions tied to results through September 2025. The Company began expensing the second award of $16,500 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the first award. The liability and the corresponding expense are adjusted at the end of each reporting period until the date of settlement, considering the probability that the performance conditions will be satisfied. As of September 30, 2022 and December 31, 2021, the liability portion of the award was $6,928 and $2,466, respectively, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of September 30, 2022 since the initial target number of shares will be determined by the Compensation and Human Capital Committee during the fourth quarter of 2022 based on the terms of the award.

The following table summarizes the PSU activity during the nine months ended September 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	433,267	$50.14
Granted	573,324	$70.17
Achievement adjustment	83,250	$47.81
Vested	(145,017)	$49.17
Forfeited	(297,611)	$65.74
Dividend equivalents	1,791	$49.02
Unvested at September 30, 2022	649,004	$64.19

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

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation and Human Capital Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The five distinct performance periods end in March from 2020 to 2024, with the awards for each performance period vesting in July of each year. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award is being amortized as compensation cost over the requisite service period using the graded vesting method.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU-TSR activity during the nine months ended September 30, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	47,736	$47.28
Granted	—	$—
Achievement adjustment	10,229	$47.30
Vested	(23,912)	$47.45
Forfeited	—	$—
Dividend equivalents	45	$47.30
Unvested at September 30, 2022	34,098	$47.30

 During the first quarter of 2022, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the third performance period was met, which resulted in an achievement adjustment increase of 10,229 PSU-TSRs in 2022 relating to the initial 2018 PSU-TSR grant.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
Land, buildings and improvements	$157,584	$154,826
Equipment	165,856	148,193
Corporate aircraft	32,249	32,249
Vehicles	993	993
Projects in progress	181,500	49,660
	538,182	385,921
Less: accumulated depreciation and amortization	(239,293)	(213,244)
Total	$298,889	$172,677

Depreciation expense for property and equipment totaled $9,185 and $9,642, and $27,656 and $29,972 for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company capitalizes interest during the construction period for significant long-term projects in progress. During the three and nine months ended September 30, 2022, the Company capitalized $870 and $2,522, respectively, of interest associated with its projects in progress. Included in this amount for the nine months ended September 30, 2022 is an immaterial out-of-period correction of previously omitted capitalized interest that was identified during the second quarter of 2022.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of September 30, 2022, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to ten years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and did not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company accounted for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and will relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $5,879 as of September 30, 2022, with $4,606 included as a component of Other non-current liabilities and $1,273 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

Additionally, as it relates to the Company’s new global headquarter lease, upon execution of the original lease agreement and subsequent amendments, the landlord granted a tenant improvement allowance of $36,551 to reimburse the Company for the costs of preparing the new headquarter space for the Company’s initial occupancy. This tenant improvement allowance is eligible to be applied against costs related to the completion, construction and installation, as well as architectural, engineering, cabling, furniture and equipment in connection with any and all alterations to the new headquarter space necessary for the Company to conduct its business. As of September 30, 2022, the Company has received reimbursement for $27,210 of this allowance, and has a remaining allowance of $9,341, which is included as a component of Prepaid expenses and other current assets on our Consolidated Balance Sheet.

Key Estimates and Judgments

Key estimates and judgments made in applying the lease accounting rules include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot readily determine the interest rate implicit in the lease and therefore uses the incremental borrowing rate for its leases. The incremental borrowing rate reflects the rate of interest that the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rates were generally determined by estimating the appropriate collateralized borrowing rates to be used for our leases and considered certain factors, including the lease term, economic environment and the assumed credit rating profile of the Company. The lease term for all of the Company’s lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,744	$4,499	$14,085	$13,745
Interest on lease liabilities	3,764	4,706	11,342	14,118
Operating lease costs	1,220	1,594	3,660	4,738
Other short-term and variable lease costs	587	501	1,699	1,313
Sublease income (1)	8	(32)	(35)	(37)
Total lease costs	$10,323	$11,268	$30,751	$33,877

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,764	$2,715	$11,343	$8,215
Operating cash flows from operating leases	$973	$1,428	$2,940	$4,171
Finance cash flows from finance leases	$3,544	$2,578	$10,443	$7,973
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,765	$—	$3,765	$174
Right-of-use assets obtained in exchange for new operating lease liabilities	$501	$—	$9,180	$3,457

	As of
	September 30,
	2022	2021
Weighted-average remaining lease term - finance leases	26.5 years	27.1 years
Weighted-average remaining lease term - operating leases	7.2 years	3.0 years
Weighted-average discount rate - finance leases	4.0%	4.9%
Weighted-average discount rate - operating leases	3.5%	3.5%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of September 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$693	$5,751
2023	3,388	27,922
2024	1,521	24,849
2025	1,394	21,705
2026	1,414	22,065
Thereafter	6,448	538,512
Total lease payment	14,858	640,804
Less: imputed interest	(1,842)	(260,640)
Total future minimum lease payments	$13,016	$380,164

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets, net consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
In release	$3,564	$3,291	$21	$139
In production	13,238	9,581	374	627
In development	39	143	—	—
Total	$16,841	$13,015	$395	$766

As of September 30, 2022, approximately 85% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of September 30, 2022, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Content production amortization expense - assets monetized individually	$8,710	$327	$22,736	$13,251
Content production amortization expense - assets monetized as a film group	518	1,445	3,329	4,479
Content production impairment charges (1)	—	149	—	149
Content production development write-offs (2)	34	272	131	334
Total amortization and impairment of content production assets	$9,262	$2,193	$26,196	$18,213

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within investment securities are the following:

	As of
	September 30,	December 31,
	2022	2021
Nonmarketable equity investments without readily determinable fair values	$11,797	$11,618
Total investment securities	$11,797	$11,618

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

The Company did not record any impairment charges on these investments during the three and nine months ended September 30, 2022 and 2021. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2022 and 2021.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of September 30, 2022				As of December 31, 2021
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$108,444	$—	$(1,692)	$106,752	$90,278	$—	$(57)	$90,221
Corporate bonds	114,443	—	(2,067)	112,376	147,102	1	(269)	146,834
Government agency bonds	40,991	—	(814)	40,177	44,026	1	(125)	43,902
Total	$263,878	$—	$(4,573)	$259,305	$281,406	$2	$(451)	$280,957

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of September 30, 2022 and 2021, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three and nine months ended September 30, 2022 and 2021, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of September 30, 2022, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 1 year
Corporate bonds	1 month - 2 years
Government agency bonds	7 months - 1 year

During the three and nine months ended September 30, 2022 and 2021, we recognized $1,238 and $93, and $2,114 and $278, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Proceeds from sales and maturities of short-term investments	$109,038	$34,313	$241,012	$177,318
Purchases of short-term investments	$36,472	$92,640	$225,291	$225,280

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on our investment securities during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company recorded impairment charges of $808 on our equity method investments resulting from our impairment evaluations.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and nine months ended September 30, 2022 and 2021. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company recorded impairment charges of $149 on content production assets based on fair value measurements of $192. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2022, the carrying amount of the mortgage loan approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of September 30, 2022, the fair value of the Company’s convertible debt was $595,765 based on external pricing data, including quoted market prices of these instruments among other factors, and was classified as a Level 2 measurement within the fair value hierarchy. As of December 31, 2021, the fair value of the debt component of the Company’s convertible debt was $210,076. The calculation as of December 31, 2021 required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
Trade related	$13,391	$11,150
Staff related	17,681	15,558
Management incentive compensation	18,864	30,604
Talent related	5,195	4,428
Accrued WWE Network related expenses	4,215	10,950
Accrued event and television production	13,429	9,687
Accrued legal and professional (1)	14,656	7,706
Accrued purchases of property and equipment	57,505	22,207
Accrued other	15,531	10,426
Total	$160,467	$122,716

(1)Accrued legal and professional as of September 30, 2022 includes $6,865 of costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Additionally, accrued legal and professional as of September 30, 2022 and December 31, 2021 include certain amounts of $1,700 and $2,200, respectively, to be paid by the Company’s principal stockholder (see Note 20 for further information). As disclosed in the 2021 10-K/A, the Company determined that certain payments that Mr. McMahon, the Company’s former Chairman and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest, agreed to make during the period of 2006 through 2022 (including amounts paid and payable in the future) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. As a result, the previously reported Consolidated Balance Sheet of the Company as of December 31, 2021 was revised in the 2021 10-K/A to correct these immaterial accounting errors by increasing the Company’s previously reported Accounts payable and accrued expenses by $2,200.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least December 31, 2022. As of September 30, 2022, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of September 30, 2022, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The Convertible Notes consisted of the following components:

	As of
	September 30,	December 31,
	2022	2021
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount (1)	—	(11,968)
Less: Unamortized debt issuance costs (2)	(1,135)	(1,939)
Net carrying amount	$213,865	$201,093

Equity component (3)	$—	$35,547

(1)The debt discount associated with the Convertible Notes was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

(2)Unamortized debt issuance costs as of September 30, 2022 reflects the adoption impact from ASU 2020-06 described above.

(3)The equity component of the Convertible Notes, net of deferred income taxes, was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
3.375% contractual coupon	$1,814	$1,814	$5,442	$5,442
Amortization of debt discount (1)	—	1,399	—	4,134
Amortization of debt issuance costs	234	216	704	631
Interest expense	$2,048	$3,429	$6,146	$10,207

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

14. Long-Term Debt and Credit Facility

Included within long-term debt are the following:

	As of
	September 30,	December 31,
	2022	2021
Current portion of long-term debt:
Mortgage	$444	$430
Total current portion of long-term debt	$444	$430

Long-term debt:
Mortgage	$20,960	$21,284
Total long-term debt	$20,960	$21,284

Total	$21,404	$21,714

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of September 30, 2022, the LIBOR-based rate plus margin was 4.75%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of September 30, 2022, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event programming distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At September 30, 2022, our largest receivable balance from customers was 24% of our gross accounts receivable. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

16. Income Taxes

As of September 30, 2022 and December 31, 2021, we had $19,465 and $13,100, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“The Act”). The Act introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations. The Company does not believe it will be subject to such tax in the near future. The Act also imposes a 1% excise tax on certain stock repurchases made by publicly traded companies after December 31, 2022. The total taxable value of shares repurchased will be reduced by the fair market value of any newly issued shares during the taxable year. While additional guidance has not been issued, we are currently evaluating the applicability and the effect of the new law to our future cash flows and, based on our preliminary assessment, we do not expect a material impact on our consolidated financial statements.

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

17. Content Production Incentives

The Company has access to various governmental programs that are designed to promote content production with the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $14,500 and $13,141, respectively, of content production incentives related to television and other production activities.

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

As previously announced, a Special Committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. Although the Special Committee investigation is now complete, the Company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

19. Stockholders’ Equity

Stock Repurchase Program

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022. The Company has not yet resumed the program. The Company did not repurchase any shares of common stock during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 694,857 shares of common stock in the open market at an average price of $57.57 for an aggregate amount of $40,006. During the three months ended September 30, 2021, the Company repurchased 431,704 shares of common stock in the open market at an average price of $50.68 for an aggregate amount of $21,880. During the nine months ended September 30, 2021, the Company repurchased 2,265,701 shares of common stock in the open market at an average price of $51.03 for an aggregate amount of $115,630. As of September 30, 2022, $210,924 of common stock remained under the original stock repurchase program authorization.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of September 30, 2022. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three months ended September 30, 2021, $17,847 and $4,028 was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired. For the nine months ended September 30, 2022 and 2021, $33,560 and $94,834, and $6,439 and $20,773, respectively, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

Stock issuances and other, net

During the nine months ended September 30, 2022 and 2021, Stock issuances and other, net in our Consolidated Statements of Stockholders’ Equity include non-cash capital contributions of $2,700 and $1,200, respectively, from our principal stockholder. These non-cash capital contributions represent amounts paid personally by Mr. McMahon, our principal stockholder, to certain counterparties. See Note 20, Related Parties, for additional information. Included in the amount of non-cash capital contributions for the nine months ended September 30, 2022 is an immaterial out-of-period correction of previously omitted non-cash capital contributions that were identified during the second quarter of 2022.

20. Related Parties

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

On June 17, 2022, the Company and its Board of Directors announced that the Special Committee was formed to investigate alleged misconduct by Mr. McMahon, who remains a stockholder with a controlling interest, and another executive, who is also no longer with the Company. The findings of the Special Committee investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14,600), were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. The Company subsequently identified two additional payments totaling $5,000, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. Together, these previously unrecorded expenses total $19,600 (the “Previously Unrecorded

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Expenses”). As disclosed in the 2021 10-K/A and the Company’s Form 10-Q/A filed August 16, 2022 for the three months ended March 31, 2022, the Company has revised its previously reported Consolidated Financial Statements to correct these immaterial accounting errors resulting from the Previously Unrecorded Expenses. All payments underlying the Previously Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is now complete and the Special Committee has been disbanded. Management is working with the Board of Directors to implement the recommendations of the Special Committee related to the investigation.

During the nine months ended September 30, 2022 and 2021, Mr. McMahon made payments of $2,200 and $1,200, respectively, associated with the Previously Unrecorded Expenses. These payments are considered capital contributions and are included as a component of Stock issuances and other, net on our Consolidated Statements of Stockholders’ Equity. As of September 30, 2022 and December 31, 2021, total liabilities of $4,400 and $6,600, respectively, were included on our Consolidated Balance Sheets related to the Previously Unrecorded Expenses.

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

Results of Operation

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring items that management deems would impact the comparability of results between periods. Adjusted OIBDA includes depreciation and amortization expenses directly related to supporting the operations of our segments, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly titled non-GAAP financial measures used by other companies. A limitation of Adjusted OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in our business. Additionally, Adjusted OIBDA excludes stock-based compensation, a non-cash expense that may vary between periods with limited correlation to underlying operating performance, as well as other non-recurring items that management deems would impact the comparability of results between periods. Adjusted OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. See Note 3, Segment Information, in the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income for the periods presented.

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

Summary

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net revenues
Media	$233.0	$202.7	15%
Live Events	35.2	28.0	26%
Consumer Products	36.4	25.1	45%
Total net revenues (1)	304.6	255.8	19%
Operating expenses
Media	127.5	105.4	21%
Live Events	22.3	16.9	32%
Consumer Products	16.8	16.7	1%
Total operating expenses (2)	166.6	139.0	20%
Marketing and selling expenses
Media	15.7	14.6	8%
Live Events	3.3	2.0	65%
Consumer Products	1.0	1.2	(17)%
Total marketing and selling expenses	20.0	17.8	12%
General and administrative expenses (3)	49.9	24.9	100%
Depreciation and amortization	9.2	10.1	(9)%
Operating income	58.9	64.0	(8)%
Interest expense	5.4	8.5	(36)%
Other expense, net	(0.1)	0.3	(133)%
Income before income taxes	53.4	55.8	(4)%
Provision for income taxes	11.7	12.3	(5)%
Net income	$41.7	$43.5	(4)%

(1)Our consolidated net revenues increased by $48.8 million, or 19%, in the current year quarter as compared to the prior year quarter. This increase was driven by $15.4 million of additional revenues associated with the contractual escalations of our domestic and international distribution agreements for our flagship programs, coupled with $14.6 million of incremental revenues driven by the delivery of third-party original programming. The current year quarter also includes additional consumer product licensing revenues of $11.1 million primarily driven by the recognition of minimum guarantees related to the Company’s licensed collectibles. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $27.6 million, or 20%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by higher production-related costs associated with our premium live events and third-party programming, coupled with higher event-related costs associated with our live events. In the current year quarter, we incurred $23.2 million of higher production-related costs within our Media segment, primarily associated with the creation of the Company’s premium live events as well as third-party programming. We also incurred $4.3 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events in the current year quarter. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $25.0 million, or 100%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $17.7 million of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors coupled with $3.4 million of additional staff-related costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$58.9	19%	$64.0	25%
Depreciation and amortization	9.2	3%	10.1	4%
Stock-based compensation	5.4	2%	3.8	1%
Other adjustments (1)	17.7	6%	—	—%
Adjusted OIBDA	$91.2	30%	$77.9	30%

(1)Other adjustments in the current year quarter include professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors.

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$93.9	$85.6	10%
Live Events	9.8	9.3	5%
Consumer Products	18.8	7.5	151%
Corporate	(31.3)	(24.5)	(28)%
Total Adjusted OIBDA	$91.2	$77.9	17%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$46.5	$43.1	8%
Core content rights fees (2)	156.7	141.3	11%
Advertising and sponsorship (3)	13.2	16.1	(18)%
Other (4)	16.6	2.2	655%
Total net revenues	$233.0	$202.7	15%

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

	Three Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$86.1	37%	$79.2	39%
Depreciation and amortization	3.8	2%	3.5	2%
Stock-based compensation	4.0	2%	2.9	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$93.9	40%	$85.6	42%

Media net revenues increased by $30.3 million, or 15%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in our core content rights fees of $15.4 million, or 11%, driven primarily by the contractual escalations of our domestic and international distribution agreements for our flagship programs, RAW and SmackDown. Other revenues within the Media segment increased by $14.4 million primarily driven by the delivery of third-party original programming.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter, as the increase in core content rights fees and the impact of third-party original programming was offset by $16.3 million of higher production-related costs to support the creation of the Company’s media content.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$24.1	$23.8	1%
International ticket sales	8.0	2.4	233%
Advertising and sponsorship (1)	1.3	0.4	225%
Other (2)	1.8	1.4	29%
Total net revenues	$35.2	$28.0	26%

Operating Metrics (3)
Total live event attendance	410,300	346,000	19%
Number of North American events	57	38	50%
Average North American attendance	6,250	8,320	(25)%
Average North American ticket price (dollars)	$67.23	$75.13	(11)%
Number of international events	1	4	(75)%
Average international attendance	54,000	7,420	628%
Average international ticket price (dollars)	$148.52	$81.96	81%

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

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	Three Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$9.6	27%	$9.1	33%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.2	1%	0.2	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$9.8	28%	$9.3	33%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $7.2 million in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales increased by $5.9 million primarily due to the impact of the Company’s international premium live event, Clash at the Castle, in September 2022.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. The increase in ticket sales was mostly offset by $4.3 million of higher event-related costs associated with conducting 16 additional events in the current year quarter.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$22.6	$11.6	95%
eCommerce	7.6	8.2	(7)%
Venue merchandise	6.2	5.3	17%
Total net revenues	$36.4	$25.1	45%

Operating Metrics
Average eCommerce revenue per order (dollars)	$58.10	$62.34	(7)%
Number of eCommerce orders	26,300	130,100	(80)%
Venue merchandise domestic per capita spending (dollars)	$14.77	$14.20	4%

	Three Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$18.5	51%	$7.2	29%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	0.2	1%	0.3	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$18.8	52%	$7.5	30%

Consumer Products net revenues increased by $11.3 million, or 45%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in consumer product licensing revenues of $11.0 million, or 95%, primarily driven by the revenue recognition for certain agreements with minimum guarantees related to the Company’s licensed collectibles.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter primarily driven by the increased revenues, as discussed above.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Three Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(55.3)	(18)%	$(31.5)	(12)%
Depreciation and amortization	5.3	2%	6.6	3%
Stock-based compensation	1.0	0%	0.4	0%
Other adjustments (1)	17.7	6%	—	—%
Adjusted OIBDA	$(31.3)	(10)%	$(24.5)	(10)%

(1)Other adjustments in the current year quarter include professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors.

Corporate Adjusted OIBDA decreased by $6.8 million, or 28%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $4.6 million of additional staff-related and consulting costs to support the Company’s strategic initiatives.

Depreciation and Amortization

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Depreciation and amortization	$9.2	$10.1	(9)%

Depreciation and amortization expense declined by $0.9 million in the current year quarter as compared to the prior year quarter. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Interest expense	$5.4	$8.5	(36)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $3.1 million in the current year quarter as compared to the prior year quarter. The prior year quarter included $1.4 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06. The current year quarter includes a reduction of $0.9 million of interest expense associated with the Company’s finance leases. This reduction was primarily driven by the amendment to the Company’s Stamford headquarter lease during the fourth quarter of 2021 that reduced the lease space by approximately 33,000 rentable square feet. Additionally, the Company capitalized $0.9 million of interest expense associated with its projects in progress during the current year quarter.

Other (Expense) Income, Net

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Other expense, net	$(0.1)	$0.3	(133)%

Other (expense) income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income.

Income Taxes

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Provision for income taxes	$11.7	$12.3	(5)%
Effective tax rate	22%	22%

The effective tax rate was essentially unchanged in the current year quarter as compared to the prior year quarter.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net revenues
Media	$754.2	$678.6	11%
Live Events	99.3	37.7	163%
Consumer Products	112.7	68.6	64%
Total net revenues (1)	966.2	784.9	23%
Operating expenses
Media	415.1	363.8	14%
Live Events	65.7	29.3	124%
Consumer Products	63.4	44.1	44%
Total operating expenses (2)	544.2	437.2	24%
Marketing and selling expenses
Media	46.2	46.7	(1)%
Live Events	8.8	2.9	203%
Consumer Products	3.5	3.1	13%
Total marketing and selling expenses	58.5	52.7	11%
General and administrative expenses (3)	114.5	87.8	30%
Depreciation and amortization	28.4	31.8	(11)%
Operating income	220.6	175.4	26%
Interest expense	16.4	25.5	(36)%
Other income, net	—	0.7	(100)%
Income before income taxes	204.2	150.6	36%
Provision for income taxes	47.4	34.1	39%
Net income	$156.8	$116.5	35%

(1)Our consolidated net revenues increased by $181.3 million, or 23%, in the current year period as compared to the prior year period. This increase was driven by $68.9 million of incremental ticket and merchandise sales due to the return of ticketed audiences at our live events, coupled with the timing of a large-scale international event. The current year period also includes additional consumer product licensing revenues of $31.4 million primarily driven by higher sales of the Company’s licensed video games and the recognition of minimum guarantees related to the Company’s licensed collectibles. Additionally, the Company recognized incremental revenues of $27.1 million associated with the contractual escalations of our key domestic distribution agreements for our flagship programs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $107.0 million, or 24%, in the current year period as compared to the prior year period. This increase was primarily driven by the timing of a large-scale international event, coupled with higher event-related costs associated with the resumption of live event touring and higher production-related costs associated with our premium live events. In the current year period, we incurred $49.2 million of higher production-related costs within our Media segment, primarily driven by the timing of a large-scale international event and additional production costs associated with our premium live events and third-party programming. We also incurred $31.0 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring. The current year period also includes $6.9 million of certain variable costs within our Consumer Products segment driven by higher sales of our licensed products and merchandise. The prior year period included lower management incentive compensation costs resulting from the benefit associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $26.7 million, or 30%, in the current year period as compared to the prior year period. This increase was primarily driven by $19.4 million of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. In the current year period, we also incurred $5.5 million of additional staff-related costs and $2.7 million of additional insurance expenses to support the Company’s strategic initiatives. The prior year period included $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Nine Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$220.6	23%	$175.4	22%
Depreciation and amortization	28.4	3%	31.8	4%
Stock-based compensation	26.0	3%	14.6	2%
Other adjustments (1)	19.4	2%	8.1	1%
Adjusted OIBDA	$294.4	30%	$229.9	29%

(1)Other adjustments in the current year period include professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year period included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$312.8	$278.4	12%
Live Events	26.4	6.1	333%
Consumer Products	47.2	22.6	109%
Corporate	(92.0)	(77.2)	(19)%
Total Adjusted OIBDA	$294.4	$229.9	28%

Media

The following tables present the performance results and key drivers for our Media segment:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$166.5	$184.0	(10)%
Core content rights fees (2)	450.0	422.8	6%
Advertising and sponsorship (3)	50.9	50.4	1%
Other (4)	86.8	21.4	306%
Total net revenues	$754.2	$678.6	11%

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

	Nine Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$281.9	37%	$257.1	38%
Depreciation and amortization	11.0	1%	11.0	2%
Stock-based compensation	19.9	3%	10.3	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$312.8	41%	$278.4	41%

Media net revenues increased by $75.6 million, or 11%, in the current year period as compared to the prior year period. Other revenues within the Media segment increased by $65.4 million, driven primarily by the impact of a large-scale international event, coupled with $15.8 million of incremental revenues related to the timing of delivery associated with third-party original programming. Our core content rights fees increased by $27.2 million, or 6%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decrease in Network revenues of $17.5 million, or 10%, primarily driven by the upfront revenue recognition during the first quarter of 2021 related to the delivery of certain WWE intellectual property rights to NBCU. The decline was partially offset by increased content license fees associated with the delivery of new WWE Network content in the current year period.

Media Adjusted OIBDA as a percentage of revenues remained flat in the current year period as compared to the prior year period. This increase was driven by the impact of a large-scale international event as well as the increases in core content rights fees and the impact of third-party original programming. These increases were offset by a reduction in Network revenues coupled with $16.9 million of higher production-related costs to support the creation of the Company’s media content.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$78.9	$30.5	159%
International ticket sales	10.2	2.4	325%
Advertising and sponsorship (1)	4.0	0.7	471%
Other (2)	6.2	4.1	51%
Total net revenues	$99.3	$37.7	163%

Operating Metrics (3)
Total live event attendance	1,107,400	386,400	187%
Number of North American events	164	40	310%
Average North American attendance	6,260	8,920	(30)%
Average North American ticket price (dollars)	$76.04	$84.89	(10)%
Number of international events	6	4	50%
Average international attendance	13,370	7,420	80%
Average international ticket price (dollars)	$126.91	$81.96	55%

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

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	Nine Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$24.8	25%	$5.5	15%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	1.5	2%	0.6	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$26.4	27%	$6.1	16%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $61.6 million in the current year period as compared to the prior year period. Revenues from our ticket sales increased by $56.2 million due to impact of the return of ticketed events, including a return to full capacity attendance for our annual WrestleMania events in April 2022 and an international premium live event, Clash at the Castle, in September 2022.

Live Events Adjusted OIBDA increased in the current year period as compared to the prior year period. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs associated with conducting 126 additional events in the current year period.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$65.2	$33.9	92%
eCommerce	28.2	28.1	0%
Venue merchandise	19.3	6.6	192%
Total net revenues	$112.7	$68.6	64%

Operating Metrics
Average eCommerce revenue per order (dollars)	$64.88	$65.93	(2)%
Number of eCommerce orders	290,200	422,800	(31)%
Venue merchandise domestic per capita spending (dollars)	$15.20	$16.22	(6)%

	Nine Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$45.6	40%	$21.3	31%
Depreciation and amortization	0.2	0%	0.1	0%
Stock-based compensation	1.4	1%	1.2	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$47.2	42%	$22.6	33%

Consumer Products net revenues increased by $44.1 million, or 64%, in the current year period as compared to the prior year period. This increase was driven by an increase in consumer product licensing revenues of $31.3 million, or 92%, primarily due to $14.6 million of higher sales of the Company’s licensed video games, including our franchise game WWE 2K22. Consumer product licensing revenues also include $13.7 million of incremental revenues associated with our licensed collectibles, primarily driven by the revenue recognition for certain agreements with minimum guarantees and higher sales associated with our trading cards. Venue merchandise revenues increased by $12.7 million resulting from the sale of merchandise at our ticketed events in the current year.

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

	Nine Months Ended
	September 30,
	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(131.7)	(14)%	$(108.5)	(14)%
Depreciation and amortization	17.1	2%	20.7	3%
Stock-based compensation	3.2	0%	2.5	0%
Other adjustments (1)	19.4	2%	8.1	1%
Adjusted OIBDA	$(92.0)	(10)%	$(77.2)	(10)%

(1)Other adjustments in the current year period include professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year period included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Corporate Adjusted OIBDA decreased by $14.8 million, or 19%, in the current year period as compared to the prior year period. This decrease was primarily driven by $9.9 million of additional staff-related, insurance and consulting costs to support the Company’s strategic initiatives.

Depreciation and Amortization

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Depreciation and amortization	$28.4	$31.8	(11)%

Depreciation and amortization expense declined by $3.4 million in the current year period as compared to the prior year period. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Interest expense	$16.4	$25.5	(36)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $9.1 million in the current year period as compared to the prior year period. The prior year period included $4.1 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06. The current year period includes a reduction of $2.8 million of interest expense associated with the Company’s finance leases. This reduction was primarily driven by the amendment to the Company’s Stamford headquarter lease during the fourth quarter of 2021 that reduced the lease space by approximately 33,000 rentable square feet. Additionally, in the current year period the Company capitalized $2.5 million of interest expense associated with its projects in progress.

Other Income, Net

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Other income, net	$—	$0.7	(100)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income.

Income Taxes

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Provision for income taxes	$47.4	$34.1	39%
Effective tax rate	23%	23%

The effective tax rate was essentially unchanged in the current year period as compared to the prior year period.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $441.0 million and $415.8 million as of September 30, 2022 and December 31, 2021, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $235.3 million and $222.8 million as of September 30, 2022 and December 31, 2021, respectively, and includes the carrying value of $213.9 million and $201.1 million related to our convertible senior notes due 2023 as of September 30, 2022 and December 31, 2021, respectively.

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of COVID-19 and its variants on our operations, and on the global economy as a whole. While restrictions have lessened and we have resumed our domestic and international live event touring schedules, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, refer to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021, filed on August 16, 2022 (the “2021 10-K/A”), which provides a discussion of risk factors related to COVID-19.

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

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022. The Company has not yet resumed the program. We repurchased approximately 695,000 shares of our common stock in the open market for an aggregate cost of $40.0 million during the nine months ended September 30, 2022.

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

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. As of September 30, 2022, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of September 30, 2022 and December 31, 2021, the amounts outstanding of the mortgage were $21.4 million and $21.7 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $202.6 million in the nine months ended September 30, 2022, as compared to $136.3 million for the corresponding period in the prior year. The $66.3 million increase in the current year period was primarily driven by timing of collections associated with our large-scale international events and WWE Network revenues and, to a lesser extent, improved operating performance. These increases were partially offset by unfavorable changes in working capital.

In the current year period, we spent $29.7 million on content production activities, including content for A&E programming, Miz & Mrs., WWE Evil, and various programs for WWE Network and other digital platforms, as compared to $12.6 million in the prior year period. We anticipate spending approximately $10 million to $15 million on content production activities during the remainder of the current year. We received content production incentives of $7.6 million in the current year period, as compared to $9.2 million received in the prior year period. We anticipate receiving approximately $10 million of content production related incentives during the remainder of the year.

As previously announced, a Special Committee of independent members of the Company’s Board of Directors was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. The Special Committee investigation is now complete. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. We spent $9.5 million of the $19.4 million of costs incurred associated with this investigation in the nine months ended September 30, 2022. We currently anticipate additional spending associated with the investigation during the remainder of the year and in 2023. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At September 30, 2022, our largest receivable balance from customers was 24% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $100.1 million in the nine months ended September 30, 2022, as compared to $73.5 million in the prior year period. During the current year period, we received proceeds from the maturities of our short-term investments of $241.0 million and purchased $225.3 million of new investments, as compared to purchases of $225.3 million and proceeds of $177.3 million in the prior year period. Capital expenditures increased by $95.5 million in the current year period, including an additional $87.7 million related to construction activity on the Company’s new global headquarter space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $95 million and $115 million, with a large portion of this spend associated with the Company’s new global headquarter, as previously discussed. In the current year period, we also received infrastructure improvement incentives of $4.3 million related to prior year qualified capital expenditures.

Cash Flows from Financing Activities

Cash used in financing activities was $55.6 million for the nine months ended September 30, 2022, as compared to $253.9 million in the prior year period. In the prior year period, the Company repaid $100.0 million from borrowings under the Revolving Credit Facility. The Company paid $40.0 million and $115.6 million for stock repurchases under its approved stock repurchase program during the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company made dividend payments of $26.8 million and $27.4 million during the nine months ended September 30, 2022 and 2021, respectively. During the current year period, the Company received $27.2 million related to tenant improvements associated with construction of its new global headquarter space. We anticipate receiving approximately $10 million related to these tenant improvements during the remainder of the year.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in the 2021 10-K/A.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in the 2021 10-K/A or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding, our outlook for future financial results, the impact of recent management changes, the findings of the investigation conducted by the Special Committee of independent members of our Board of Directors; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting, and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. In addition, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. These forward-looking statements are subject to uncertainties relating to, without limitation, the departure of Vince McMahon from the Company and the appointment of Stephanie McMahon and Nick Khan as co-Chief Executive Officers; the findings of the investigation by the Special Committee of independent members of our Board of Directors; regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters; our ability to remediate material weaknesses in our disclosure controls and procedures and our internal control over financial reporting; and reputational harm to the Company’s relationships with its stockholders, customers, talent and partners, which may have adverse financial and operational impacts, among other factors. The following additional factors, among others, also could cause actual results to differ materially from those contained in forward-looking statements: the COVID-19 outbreak, which may continue to affect negatively world economies as well as our industry, business and results of operations; entering, maintaining and renewing major distribution and licensing agreements; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; the resignation of Vincent K. McMahon; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; the complexity of our rights agreements across distribution mechanisms and geographical areas; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; our feature film business; a possible decline in general economic conditions and disruption in financial markets including any resulting from COVID-19; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon could exercise ultimate control over our affairs, and his interests may conflict with the holders of our Class A common stock; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could lower our stock price; and the volatility of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the Company’s SEC filings, including, but not limited to, our annual report on Form 10-K/A and quarterly reports on Form 10-Q/A and Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in the 2021 10-K/A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our co-Chief Executive Officers and our President and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As a result of the material weaknesses in our internal control over financial reporting, as previously disclosed under Part II, “Item 9A, Controls and Procedures” in the 2021 10-K/A, our co-Chief Executive Officers and our President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2022.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our co-Chief Executive Officers and our President and Chief Financial Officer have concluded that the consolidated financial statements as issued in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Remediation Plan and Status

Although the material weaknesses previously disclosed have not yet been fully remediated as of September 30, 2022, our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional initiatives may be necessary.

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

While we believe the steps planned will remediate the effectiveness of our internal control over financial reporting, we have not completed all of our planned remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses previously disclosed, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing additional tools and resources, to ensure that our consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

Other than measures taken in response to the material weaknesses previously disclosed, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the following risk factors, we do not believe there have been any material changes to the risk factors previously disclosed in the 2021 10-K/A.

The Company’s recent Special Committee investigation could result in a material adverse effect on our financial performance.

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of our Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s former Chairman and Chief Executive Officer, Vincent K. McMahon. Mr. McMahon resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest. On July 25, 2022, based on the findings of the Special Committee investigation, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely in the second quarter of 2022. Accordingly, the Company revised its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, the Company has concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. Although the Special Committee investigation is now complete, the Company has also received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. Professional costs resulting from the Special Committee’s investigation have been significant and are expected to continue to be significant as we continue to incur litigation costs relating to these regulatory, investigative and enforcement inquiries, subpoenas and demands. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation. In addition, as a result of the investigation, certain operational changes, including without limitation personnel changes, have occurred and may continue to occur in the future. Any or all of these impacts based on the findings of the investigation and related matters and the surrounding circumstances could exacerbate the other risks described herein and directly or indirectly have a material adverse effect on our operations and/or financial performance.

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

Management of the Company evaluated immaterial accounting errors related to certain payments that Mr. McMahon, the Company’s former Chairman and Chief Executive Officer, who resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest, agreed to make during the period from 2006 through 2022. The Company determined that these payments (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). The Company evaluated the Unrecorded Expenses and determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable.

As a result of the accounting errors, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued Consolidated Financial Statements, see Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in the 2021 10-K/A.

Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. For further discussion of the material weaknesses, see Part I – Item 4, Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2022 to July 31, 2022	—	—	—	210,923,524
August 1, 2022 to August 31, 2022	—	—	—	210,923,524
September 1, 2022 to September 30, 2022	—	—	—	210,923,524
Total	—	$—	—	$210,923,524

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. In light of the Special Committee investigation, the Company suspended the stock repurchase program during the second quarter of 2022 and has not yet resumed the program. The Special Committee investigation is now complete. Since the program’s inception, the Company has repurchased approximately 5.3 million shares of common stock in the open market for an aggregate amount of $289.1 million. All repurchased shares were subsequently retired.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.18B*	Amended and Restated Employment Agreement with Frank A. Riddick III, effective October 13, 2022 (filed herewith).
10.20B*	Second Amended and Restated Employment Agreement with Nick Khan, effective October 19, 2022 (filed herewith).
10.20C*	Amendment to Amended and Restated Performance Stock Sign-On Award and Non-Competition Agreement with Nick Khan under the Company’s 2016 Omnibus Incentive Plan (filed herewith).
31.1	Certification by Stephanie McMahon and Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Stephanie McMahon, Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	November 2, 2022	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
President & Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)