Form 10-K
period 2022-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2023-02-02
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2022 using our closing price on June 30, 2022 was $2,672,469,399.

As of January 31, 2023, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 43,347,119 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 31,099,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1. Business

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

Recent Developments

On January 5, 2023, Vincent K. McMahon, our controlling stockholder, executed and delivered a written consent taking certain actions by consent without a stockholder meeting in accordance with Delaware law resulting in, among other things, the election of Mr. McMahon, Michelle D. Wilson and George A. Barrios to the Board of Directors and certain amendments to the Company’s bylaws (the “January 5th Amendments”). On January 6, 2023, the Company announced that Ignace Lahoud and Man Jit Singh resigned from the Board of Directors, effective January 6, 2023. On January 9, 2023, the Board of Directors elected Mr. McMahon as Executive Chairman of the Board of Directors. On January 10, 2023, Stephanie McMahon informed the Company that she resigned from her role as Co-CEO and as a member of the Board of Directors. As a result of Ms. McMahon’s resignation, Nick Khan assumed the role of sole Chief Executive Officer of the Company. Mr. Khan also remains a member of the Board of Directors.

Mr. McMahon subsequently informed the Company of his view that there was substantial alignment among the Board of Directors and management concerning the decision to conduct a review of strategic alternatives amid the Company’s upcoming media rights cycle. In light of the foregoing, on January 16, 2023, Mr. McMahon, in his capacity as controlling stockholder of the Company, executed and delivered a written consent taking certain actions by consent without a stockholder meeting in accordance with Delaware law to substantially repeal the January 5th Amendments other than the provision relating to exclusive forum for certain shareholder lawsuits.

Strategic Review

The Company’s management and Board of Directors are engaged in a review of strategic alternatives to maximize value for all WWE stockholders and other stakeholders. The Company is actively working with its outside financial and legal advisors in this strategic review process. There can be no assurances given regarding the outcome or timing of the strategic alternatives review process. The Company does not intend to comment further until the process has concluded or the Company has otherwise determined that further disclosure is appropriate or required.

Business Overview

World Wrestling Entertainment, Inc. is an integrated media and entertainment company. We have been involved in the sports entertainment business for four decades, and have developed WWE into one of the most popular brands in global entertainment today. We are principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for our flagship programs, Raw and SmackDown, and our premium over-the-top network (“WWE Network”), premium live event programming, monetization across social media outlets, live events, licensing of various WWE themed products, and the sale of merchandise at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars, and our consistently innovative and multi-faceted storylines. Our distribution platforms provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent globally across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including broadcast and pay television and streaming, as well as digital and social media. Across these platforms, revenues principally consist of content rights fees associated with the distribution of our programming content, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, as well as revenues from events for which we receive a fixed fee and the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. In July 2021, we resumed our domestic and international live event touring schedules.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products and sales of merchandise distributed at our live events and through eCommerce platforms. Beginning July 2022, we launched an exclusive, multi-year partnership with Fanatics, Inc. (“Fanatics”) to create a new, enhanced experience for WWE fans globally, and transitioned our digital retail platform to Fanatics.

Media

Media net revenues were $1,033.9 million, $936.2 million and $868.2 million, representing 80%, 85% and 89% of total net revenues in 2022, 2021 and 2020, respectively.

Network

WWE Network launched in February 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. In addition to our premium live events, WWE Network content also includes second runs of our in-ring television programming, exclusive original programming, groundbreaking documentaries, reality shows and in-ring specials, including Table for 3, Steve Austin’s Broken Skull Sessions and WWE’s The Bump. Our strategy of creating compelling original content has contributed to the popularity of WWE Network, which premiered nearly 550 hours of original content during 2022.

In March 2021, the Peacock paid streaming service became the exclusive home to WWE Network in the United States in connection with a multi-year license agreement with Peacock TV LLC (“Peacock”). Network revenues for the year ended December 31, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement. During 2022, the Company entered into agreements to license WWE Network content in certain international markets, including agreements with MBC in the Middle East, Foxtel in Australia and MultiChoice in Sub-Saharan Africa.

Our subscription-based WWE Network continues to be available in certain international markets (excluding embargoed countries, including the United Kingdom, Germany and Japan, among others.

Core Content Rights Fees

Leveraging our expertise in live event television production, we currently produce seven hours of original weekly domestic television programming, RAW, SmackDown and NXT, our core content. RAW and NXT are licensed domestically to NBCU, while SmackDown is licensed domestically to Fox Network. We also distribute second runs of RAW and NXT to Hulu, which are available after the original first run airing dates on television, along with a wide selection of other WWE content.

RAW is a three-hour live primetime program airing on Mondays. It ranks among the most watched regularly scheduled programs on primetime cable television. RAW is the longest running weekly episodic program in primetime television history, with over 1,500 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable entertainment network.

SmackDown is a two-hour live primetime program airing on Fridays on Fox Network and ranks among the most watched timeslots in the 18 to 49 demographic on Friday nights. SmackDown is the second longest running weekly episodic program in primetime TV history, second only to RAW.

NXT is a two-hour live primetime program airing on Tuesday nights on USA Network. The weekly program continues to air on WWE Network shortly after its initial run on USA Network.

The Company anticipates that during 2023 it will be involved in negotiations to renew or replace its domestic television distribution rights agreements for RAW, SmackDown and NXT with their current licensees or others. These domestic licenses together account for a very significant portion of our Media segment revenues and profitability. No assurances can be provided as to the outcome of these negotiations. See Item 1A – Risk Factors.

WWE’s TV-PG, family-friendly television programming, including RAW, SmackDown and NXT, can be seen in more than one billion homes and in 25 languages around the world. Our international broadcast partners currently include: BT Sport in the United Kingdom; Sony Ten in India, Rogers in Canada and Foxtel in Australia, among many others.

Advertising and Sponsorships

WWE utilizes a multitude of platforms, including the Internet and social media, to promote our brands, market and distribute our content and digital products, create a community experience among our fans and sell advertising across these various platforms. WWE currently streams its media content on select social media platforms, such as YouTube and Facebook. With nearly 93 million subscribers on YouTube, WWE consistently ranks among the top viewed channels, with over 12 billion views of WWE content in 2022. The Company also receives advertising revenues from YouTube and Facebook based on viewership data of our content. In 2022, WWE had over 1.1 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, TikTok, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of over four million monthly unique visitors worldwide during 2022. These visitors viewed an average of over 40 million pages and five million video streams per month. WWE short-form video and other content is available through our mobile partnerships. WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. We monetize our digital advertising inventory on WWE.com in global markets via programmatic ad sales and relationships with sales agencies.

In addition, through our product integrations, we offer advertisers a wide range of promotional opportunities, including online and print advertising, on-air announcements and special appearances by our Superstars. These opportunities allow our advertisers and sponsors to engage consumers across a variety of our platforms. In 2022, we grew several partnerships with blue-chip brands, including Take-Two Interactive, Xfinity Comcast, C4 Energy, Credit One Bank, and Blue Triton/Pure Life. We also partnered with new advertisers, such as Door Dash, Mike’s Hard Beverage Co., Toyota, Krafton, Hasbro, and Amazon Studios. Our sponsors promote their products utilizing our digital media assets, including promotion on WWE.com as well as promotion through WWE Network and through our live events. Certain sponsorship sales related to WWE Network are shared with NBCU.

Other

Our Media segment also generates revenue from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming.

During 2022, we held two large-scale international events, Elimination Chamber and Crown Jewel, for which we received a fixed fee, as compared to one large-scale international event during 2021 due to the impact of COVID-19.

Our WWE Media team also develops and produces scripted and non-scripted television and digital content. In 2022, we expanded our partnership with A&E with the creation of new documentaries, including WWE Rivals, while also adding additional episodes to the acclaimed Biography: WWE Legends and WWE’s Most Wanted Treasures series. This programming continues to drive viewership gains on Sunday nights for the A&E network. We also created new content in our partnership with Peacock to deliver the series WWE Evil, which chronicles the minds of the most diabolical antagonists in WWE history.

Our current reality-based television series is Miz and Mrs. This docuseries, which premiered in July 2018 on USA Network, chronicles the lives of WWE Superstars The Miz and Maryse. The third season of this series premiered in June 2022.

Live Events

Live Events net revenues were $123.1 million, $57.8 million and $19.9 million, representing 10%, 5% and 2% of total net revenues in 2022, 2021 and 2020, respectively.

Our broad and talented roster of Superstars allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and the associated programming produced at our live events are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our premium live events which air on WWE Network.

The impact of COVID-19 was significant on our live events segment from March 2020 through the first half of 2021, as revenues are highly dependent on ticket sales at our live events, which were cancelled during this period due to public health concerns. We held our annual WrestleMania events in April 2021 with ticketed audiences at a limited capacity, and in July 2021, we resumed our domestic and international live event touring schedules.

North American Ticket Sales

In 2022, we produced 218 live events (excluding NXT) throughout North America, entertaining over 1.3 million fans at an average ticket price of $73.13. We held many of our premium live events at major stadiums and arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

International Ticket Sales

In 2022, we produced 13 live events (excluding NXT) internationally, reaching nearly 106,000 fans at an average ticket price of $114.66. These events were held primarily in the United Kingdom during our international tour in September 2022, including our premium live event, Clash at the Castle. We also held events in Germany, Switzerland, Mexico and France during 2022.

Consumer Products

Consumer Products net revenues were $134.5 million, $101.2 million and $86.1 million, representing 10%, 9% and 9% of total net revenues in 2022, 2021 and 2020, respectively.

Consumer Product Licensing

We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of products, including video games, toys, apparel, trading cards and other collectibles. Currently, we have relationships with more than 100 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products. Additionally, we continually seek new opportunities to partner with best-in-class organizations to develop new products for our fans and further expand our licensing business.

Video games and toys are among the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc., our master toy licensee, covering all global territories, and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") to produce and sell our branded console video games. WWE branded video games currently include WWE 2K, WWE Battlegrounds, and WWE SuperCard. The video game industry continues to migrate the availability of video games toward downloadable content through an Internet connected device. Accordingly, our video games can be downloaded via the Internet and contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

We have several exclusive multi-year agreements for trading cards and other collectibles, including the Panini Group and Blockchain Creative Labs. These relationships provide opportunities for WWE to develop new products with our fans and expand our licensing business.

Music is an integral part of the WWE entertainment experience. We compose and record music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

eCommerce

In July 2022, we launched an exclusive, multi-year partnership with Fanatics to create a new, enhanced retail experience for WWE fans globally, and transitioned our digital retail platform to Fanatics. As a result of this partnership, Fanatics became the exclusive provider of certain product categories for e-commerce. Prior to this transition, WWEShop was our direct-to-consumer e-commerce storefront and we also distributed our merchandise on other domestic and international e-commerce platforms, including Amazon, which continues for certain product categories. Under the direct-to-consumer model, we processed nearly 300,000 orders through July 2022 as compared to 586,600 during the full year of 2021.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos.

The impact of COVID-19 was significant on our venue merchandise results from March 2020 through the first half of 2021, as revenues are highly dependent on purchases of merchandise by consumers at our live events, which were cancelled during this period due to public health concerns.

Customers

Our customers include content distributors of our media content through their networks and platforms, fans who purchase tickets to our live events or purchase our merchandise at venues or online through our eCommerce partner, subscribers to WWE Network, advertisers, sponsors, and consumer product licensees. As noted elsewhere, we have several important partners, including NBCU and its affiliates who, among other things, carry the domestic television distribution of Raw and NXT, and carry exclusive streaming rights of WWE Network content domestically. We also partner with Fox Network who carries the domestic television distribution of

SmackDown, and the General Entertainment Authority of the Kingdom of Saudi Arabia who, among other things, hosts our large-scale premium live events in the Middle East. The Company anticipates that during 2023 it will be involved in negotiations to renew or replace our domestic television distribution rights agreements for RAW, SmackDown and NXT with their current licensees or others. No assurances can be provided as to the outcome of these negotiations. See Item 1A – Risk Factors.

Creative Development and Production

Our creative team, which is led by Paul Levesque, the Company’s Chief Content Officer, develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our premium live events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all our in-ring television programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.

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

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our development system, including the NXT division, features talent training to become WWE Superstars and has produced over 95% of our current active main roster stars, such as Roman Reigns, Bianca Belair, Sami Zayn, Becky Lynch, Austin Theory and Liv Morgan. NXT has evolved into our third brand after Raw and SmackDown and has transitioned into a weekly live television series. More than 30% of our developmental talent come from countries outside the United States, including the United Kingdom, China, India, Japan, Australia, Mexico, Brazil and Nigeria. Women comprise over 40% of our developmental talent. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program.

In August 2022, following the success of our live events and talent identification efforts throughout all of Europe, we announced that our NXT brand will grow internationally with the creation of an all-new NXT Europe. The Company plans to launch NXT Europe in 2023.

In December 2021, we launched a major comprehensive recruiting initiative for in-ring competitors called Next In Line (“NIL”).  This program serves to recruit and develop potential future Superstars, and further enhances WWE’s talent development process through collaborative partnerships with select athletes from diverse athletic backgrounds. The program has signed 46 full-time college athletes since its inception and currently has 40 active athletes following the graduation of six inaugural members from the program. In addition to the United States, the class includes representatives from a myriad of countries, including Canada and Nigeria. These athlete partnerships will feature access to the state-of-the-art WWE Performance Center in Orlando, in addition to resources across the organization, including brand building, media training, communications, live event promotion, creative writing and community relations. Upon completion of the NIL program, select athletes may be offered a WWE contract.

Competition

While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports, other live, filmed, televised and streamed entertainment, and other leisure activities. We continue to face increased competition from websites and mobile and other internet connected apps delivering paid and free content as streamed media offerings continue to expand. For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many companies with whom we compete have greater financial resources than we do.

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

Human Capital

The Company believes it has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously build its culture. As of February 2023, the Company had approximately 890 full-time equivalent employees, of which approximately 870 are U.S.-based employees. We believe the relationship between WWE and our employees is generally strong. Our in-house production staff is supplemented with contract personnel for our television production who are not included in our headcount. Our employee headcount also excludes our Superstars and NXT talent, who are independent contractors.

Workplace Practices and Policies

The Company is committed to providing a workplace free of harassment and discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status and other legally protected characteristics. The Company is an equal opportunity employer committed to inclusion and diversity. In 2022, the Company’s management partnered with a third-party consultant to conduct a comprehensive culture review and recommend human capital initiatives and best practices.

Compensation and Benefits

The Company believes that compensation should not only be equitable, but also competitive enabling employees to share in the Company’s success. The Company recognizes its people are most likely to thrive and outperform when they are given the resources to meet their needs and the support to succeed in their professional and personal lives. In support of this, the Company offers a wide variety of benefits to employees around the world. Workforce compensation, benefits, and professional development are considered a critical investment in the Company’s growth.

Health and Safety

The Company is committed to protecting its employees everywhere it operates. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, testing, face masks and personal protective equipment, and case support. The Company also offers comprehensive health coverage to its employees.

Regulation

Live Events

In some United States and international jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction.

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations are imposed directly on the Company and/or indirectly through our distributors. Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance. One of our weekly television programs, SmackDown, is distributed via broadcast television on the Fox Network, and as a result we are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements.

Available Information

Copies of our Annual Reports on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, http://www.sec.gov. None of the information on any of our websites is part of this Annual Report on Form 10-K. Our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit, Compensation and Human Capital, and our Governance and Nominating Committees are also available on our website. A copy of any of these documents will be mailed to any stockholder without charge upon request to us at 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

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

Risks Related to Our Management, Exploration of Strategic Alternatives and Upcoming Media Rights Negotiations

The Special Committee’s investigation into allegations of misconduct by Vincent K. McMahon and any further allegations and investigations may have an adverse financial and operational impact on our business performance.

On June 17, 2022, the Company and its Board of Directors announced that a special committee of independent members of our Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s then-Chief Executive Officer, Vincent K. McMahon. On July 22, 2022, Mr. McMahon resigned from all positions held with the Company but remained a stockholder with a controlling interest. As described in Item 1. Business – Recent Developments above, Mr. McMahon subsequently returned to the Company as Executive Chairman.

On July 25, 2022, based on the findings of the Special Committee investigation, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). All payments underlying the Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Company has determined that, while the amount of Unrecorded Expenses was not material in any individual period in which the Unrecorded Expenses arose, the aggregate amount of Unrecorded Expenses would be material if recorded entirely when identified in the second quarter of 2022. Accordingly, the Company revised its previously issued financial statements to record the Unrecorded Expenses in the applicable periods for the years ended December 31, 2019, 2020 and 2021, as well as the first quarter of 2021 and 2022. In light of the Unrecorded Expenses and related facts, the Company has concluded that its internal control over financial reporting was not effective as a result of one or more material weaknesses. Although the Special Committee investigation is complete, the Company has also received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

Subsequent to our restatement for the Unrecorded Expenses, the Company was informed of certain additional claims, which have been settled by Mr. McMahon. When the amounts became probable and estimable in the fourth quarter of 2022, including consideration of events that occurred subsequent to December 31, 2022, the Company recorded an additional $7.4 million of expenses. Mr. McMahon has or will make all related payments personally.

Professional costs resulting from the Special Committee’s investigation have been significant and are expected to continue to be significant as we continue to incur costs arising from ongoing and/or potentially new regulatory, investigative and enforcement inquiries, subpoenas and demands and claims. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation. Although we are not aware that significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation or other matters described above. In addition, as a result of the investigation or other matters described above, certain other operational changes, including without limitation other personnel changes, have occurred and may continue to occur in the future, which may have adverse financial and operational impacts on our business. Any adverse impacts as a result of the investigation and related matters, and any further allegations or investigations, could exacerbate any of the risks described herein.

The recent return of Vincent K. McMahon as Executive Chairman of the Board of Directors, and the concurrent changes to our Board of Directors and our management, could have adverse financial and operational impacts on our business.

As disclosed in “Business – Recent Developments”, the Company’s Board of Directors and management have undergone recent changes. These changes could cause disruptions to our operations. Mr. McMahon’s return to our Board of Directors as Executive Chair also could expose us to negative publicity and/or have other adverse financial and operational impacts on our business. His return also may result in additional scrutiny or otherwise exacerbate the other risks described herein. Any of these outcomes could directly or indirectly have adverse financial and operational impacts on our business.

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In January 2023, the Company’s management and Board of Directors announced that they are engaged in a review of strategic alternatives to maximize value for all WWE stockholders and other stakeholders. We are actively working with financial advisors and legal counsel in this strategic review process.

Our Board of Directors has not set a timetable for the strategic review process nor has it made any decisions relating to any strategic alternatives at this time. No assurance can be given as to the outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. Mr. McMahon’s influence over the process, as both controlling stockholder and Executive Chairman, is significant. There can be no assurance that, despite Mr. McMahon’s stated belief that the strategic review process is in the best interest of stockholders, conflicts of interest will not develop between himself and the Class A stockholders or that his participation in the process will result in a better outcome than would have resulted had he not returned to the Board of Directors and his Executive Chairman role.

We expect to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners, including talent. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our Board of Directors may also determine that no transaction is in the best interest of our shareholders.

The Company does not intend to comment further until the process has concluded or the Company has otherwise determined that further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our failure to maintain, renew or replace key agreements, certain of which we anticipate negotiating soon, could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results.

Our media content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe. As detailed below, we have depended on and will continue to depend on, third parties for many aspects of the operation and distribution of WWE Network. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our media content by carriers located in the United States and abroad. We have substantial relationships with NBCU, which carries RAW and NXT through its cable networks. WWE Network is distributed exclusively via Peacock in the domestic market. Fox Network carries SmackDown. We also have an important partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia. These relationships are expected to continue to constitute a significant percentage of our revenues. The Company anticipates that during 2023 it will be involved in negotiations to renew or replace its domestic television distribution rights agreements for RAW, SmackDown and NXT with their current licensees or others. These domestic licenses together account for a very significant portion of our Media segment revenues and profitability. No assurances can be provided as to the outcome of these negotiations. Many of our other goods and services, such as our toys and video games, are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to enter into, maintain and/or renew or replace, as the case may be, these agreements on terms favorable to us could have a material adverse effect on our financial outlook, liquidity, business and/or operating results.

Risks Relating to Our Business and Our Industry

Our failure to compete effectively in a rapidly evolving and highly competitive media landscape could adversely affect our operating results.

The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require Company resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. Cable and broadcast television distribution constitutes a large part of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Developments in technology may have added, and may continue to add, to this shift as consumers’ expectations relative to the availability of video content on demand, their willingness to pay to access content and their tolerance for commercial interruptions evolve. Many well-funded digital companies (such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube) have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE programming specifically (such as, by way of example and without limitation, due to a decline in the popularity of our programming and/or brand for any of the reasons noted in these Risk Factors) or all of their programing generally (such as, by way of example and without limitation, due to a move of consumers away from a platform carrying our programming), it could adversely affect our operating results.

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

The Company and its partners face the risk of a security breach or disruption, whether through external cyber-attack/intrusion or from persons with access to systems inside the organization. These risks include, without limitation, computer viruses (including worms, malware, ransomware and other destructive or disruptive software or denial of service attacks), physical or electronic break-ins and similar disruptions and any delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable company or customer data or information. The Company commits significant personnel and financial resources to maintain the security of its systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them. The Company also utilizes third party service providers in several aspects of its operations, and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third-party service providers receive personal information through web services. This information is generally subject to applicable privacy policies. Personal information received by our service providers includes credit card information in certain instances. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage our reputation. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our business partners collect certain data supplied by our fans. We utilize this data in various ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the European Union General Data Protection Regulation (the “GDPR”) and the California

Consumer Privacy Act, updated by the California Privacy Rights Act. These legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected and it could result in litigation, either or both of which could impact our operating results. In addition, our operations in international markets expose us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our content via Peacock and other online platforms. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were reversed by the FCC “Restoring Internet Freedom” Declaratory Ruling, Report and Order released in 2018, and replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Petitions for review of the FCC’s rulings were filed by multiple parties. In October 2019, the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) largely affirmed the FCC’s 2018 Restoring Internet Freedom decision, though reversed the blanket preemption adopted by the FCC of state and local requirements that are inconsistent with FCC’s deregulatory approach and remanded to the FCC to further consider three discrete issues. The FCC concluded in an order on remand that there was no basis to alter its conclusions in the Restoring Internet Freedom Order. Petitions for reconsideration of the FCC order on remand remain pending, and the FCC asked the D.C. Circuit to refrain from hearing any challenges to its order on remand, while it considers the pending petitions. Following the FCC’s repeal of its Open Internet rules, California, and a number of other states enacted or introduced their own versions of Open Internet-type laws. Following judicial challenge of the California law in Federal Court by a group of service provider associations and the district court’s denial of a preliminary injunction to block enforcement of the California law, the U.S. Court of Appeals for the 9th Circuit affirmed the district court’s denial of an injunction and ruled, agreeing with the D.C. Circuit’s preemption analysis, that the FCC’s adoption of its Restoring Internet Freedom order did not preempt the California law. The 9th Circuit decision, which may or may not be followed in other U.S. Courts of Appeal, nonetheless appears to remove an impediment to the adoption and implementation of Open Internet-type laws by the states. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we continue to expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. To the extent that network operators in international markets implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our business could be negatively impacted.

The ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations.

The global spread of the coronavirus, including its current and future variants (COVID-19), and the various attempts to contain it have resulted and have the potential to continue to result in restrictions, postponements and cancellations of various sports and other events and has required and may continue to require us in the future to cancel, postpone, relocate and/or modify certain of our live events. The potential for persistent impact of COVID-19 and/or new COVID-19 variants that may emerge cannot be predicted at this time. We do not expect insurance to cover any portion of this lost business. The pandemic has also continued to create significant volatility, uncertainty and economic disruption, the full extent of which will depend on numerous evolving factors that we can neither predict nor control including the pandemic’s duration, the impact of current and future COVID-19 variants and related governmental, business and individual responses. We have also taken measures to protect the health and well-being of our employees and our talent and other vendors. Our workforce has spent a significant amount of time working from home. Remote access could heighten operational risks, including cybersecurity risks. We have greatly increased our cleaning and health check protocols, which increase related expenditures. No assurances can be provided that COVID-19 will not in the future require changes to our operations and/or renewed cash conserving measures.

We believe our partners’ operations have also been affected including, without limitation, in their sales of advertising. Widely reported supply constraints and inflation have occurred and may be ongoing into the foreseeable future. We could see a material impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services. We will continue to monitor the issues raised by COVID-19 and related factors and may take further actions that alter our business operations as required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. There can be no assurance that we will be entirely successful in these endeavors, which could result in inadvertent noncompliance with applicable law. COVID-19 also could result in heightened litigation risks relating to personal injury or death and/or increased levels of commercial litigation. Any of the foregoing could have a material negative effect on our business and results of operations.

If, for any number of reasons, we are unable to continue to develop and monetize WWE Network successfully, it could adversely affect our operating results.

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

Reliance on Partners to Offer our Content. Fans have the ability to receive streaming WWE content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network in international markets through available platforms and partners. As a result, we rely on outside partners to develop, supply and maintain technology and infrastructure necessary to deliver our content and interact with the user. If we are not successful in maintaining, renewing and/or replacing this technology or if we or Peacock are not successful in entering into and maintaining relationships with platform providers, if we or our partners (including Peacock) encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners (including Peacock) do not or cannot deliver through the new or upgraded platform, our ability to reach our fans and monetize our content successfully could be adversely impacted. Certain platforms, such as Amazon, Apple, Netflix and Hulu, offer their owned or licensed content and, therefore, may be disincentivized to promote and deliver our content at the same level as provided for their content.

Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events and programming content that our fans value and enjoy is at the core of our business. The production of compelling live, televised and streamed content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events and programming content. We cannot guarantee that we will be able to continue to identify and train these performers. Additionally, throughout our history, performers from time to time have stopped working for us for any number of reasons, and we cannot guarantee that we will be able to retain our current performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment. Scheduling conflicts for talent services may also affect certain productions. Any of the foregoing issues could adversely affect our operating results.

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

We are regularly negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. We have an important long-term partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia for, among other things, a series of live events in that region. We periodically held talent tryouts overseas pre-pandemic. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success. Our production of live events overseas in non-pandemic times subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets, terrorism and wars. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters as well as possible reputational risks. The GDPR applies to certain of our operations, and its provisions are far reaching. Noncompliance with GDPR could result in significant fines, operational issues and/or harm to reputation. The United Kingdom’s withdrawal of its membership from the European Union (referred to as “Brexit”) could complicate international matters including financial, legal, tax and trade implications. We have committed significant financial and personnel resources toward compliance. No assurances can be provided that our efforts will be successful in this regard. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

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

Our inability to protect our intellectual property rights, or our infringement of others’ intellectual property rights, could adversely affect our business.

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

An inadvertent grant of inconsistent rights to our intellectual property, goods and/or services or allegations of such inconsistent grants could result in claims of breach of our distribution agreements or licenses and/or result in litigation which could adversely impact our operations.

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

There are inherent risks relating to our new leased corporate headquarter and media production facilities.

We have signed a lease for space in downtown Stamford, Connecticut, in which we plan to house substantially all our operations, including our corporate headquarter and media production facilities. The scope of this project has changed somewhat, and the move is now expected to begin during the first half of 2023. The buildout of this space will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on our financial condition or results of operations. Moreover, it is possible that, once built, the space may prove to be less conducive to our operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on our financial condition or results of operations.

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

We are subject to federal, state and international tax laws and regulations. Changes to tax laws and regulations, or in the interpretation of such laws and regulations, could increase our effective tax rate, adversely affecting our operating results. The Company uses its best judgment in determining these tax obligations. However, developments such as a challenge by a taxing authority, a change in the Company’s ability to utilize tax benefits, such as carryforwards and/or credits, or a deviation from other tax-related assumptions may impact our financial results. In this connection, the Company anticipates that it will continue to avail itself of certain state content production and infrastructure tax incentives and anticipates receiving tax credits from the new headquarter buildout. Any loss of these credits or inability of the Company to utilize these credits as anticipated could adversely affect our operating results.

Risks Related to Markets Generally

A decline in general economic conditions or disruption of financial markets, including any resulting from COVID-19 or the impacts of inflation, may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, including consumers’ disposable income, which has a direct material impact on the demand for entertainment and leisure activities. Declines in general economic conditions (such as, without limitation, a deterioration due to COVID-19 or inflation) could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming content and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets, including the impacts of inflation, could limit the ability of our sponsors, licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Though inflation has historically not had a material impact on the Company, widely reported inflation has occurred, and may be ongoing into the foreseeable future. It could affect our customers and business partners’ purchases from, and sales to, us, adversely affecting our revenues and/or costs of doing business. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. We sell sponsorship packages to our live events and certain other of our services, and we will continue to participate in such sponsorship sales with Peacock on its platforms. Softness in the advertising markets due to a weak economic environment, the COVID-19 pandemic or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Risks Related to Our Indebtedness

Servicing our debt may require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $215.0 million aggregate principal amount of 3.375% convertible senior notes due December 15, 2023 (the "Convertible Notes"), is significant. We also have availability under our $200.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a real estate mortgage in the principal amount of $21.3 million secured by the related real estate (the “Asset-Backed Facilities”).

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

A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon and, as a result, he controls a majority of the voting power of our common stock and can effectively exercise control over our affairs. Mr. McMahon recently exercised his control rights in his capacity as a holder of a substantial majority of the shares of Class B common stock to take certain corporate actions by written consent, resulting in the removal of three directors from our Board of Directors and the election of three directors, including himself, to the Board of Directors. See “Business – Recent Developments.” His

interests could differ from, and conflict with, those of the holders of our Class A common stock and there can be no assurance that Mr. McMahon’s voting control of the Company and his role as Executive Chairman will have a positive impact on the strategic initiatives processes or the Company as a whole. As a result, the market price of our Class A common stock could decline.

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

In February 2019, the Company announced a $500.0 million stock repurchase program pursuant to which we are authorized to repurchase shares of our common stock at management’s discretion and subject to applicable laws. We have repurchased $289.1 million of common stock to date and all shares repurchased have been retired. This program is subject to the same risk factors as those influencing our dividend. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time. The Company suspended the stock repurchase program during the second quarter of 2022 and has not yet resumed the program. Accordingly, no assurances can be provided as to the level of repurchases or the completion of this repurchase program at any specific time or at all. The suspension or termination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program. As a result, any repurchase program may not ultimately result in enhanced value to our stockholders and may not prove to be the best use of our cash resources.

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

The choice-of-forum provision contained in our Amended and Restated Bylaws (“Bylaws”) regarding certain stockholder litigation may increase costs for stockholders pursuing certain claims, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum such stockholder finds favorable.

Our Bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, another court of the State of Delaware, or, if no court of the State of Delaware has jurisdiction, then the federal district court of the State of Delaware) will be, to the fullest extent permitted by law, the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or, to the fullest extent permitted by law, employees or agents to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation, as amended, or our Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine. In addition, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The Bylaws also provide that any person or entity that holds, purchases or otherwise acquires an interest in our stock will be deemed to have consented to this choice-of-forum provision.

To the fullest extent permitted by law, this choice-of-forum provision will apply to state and federal law claims, including claims under the federal securities laws (including the Securities Act and the Exchange Act), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may increase costs for a stockholder pursuing any such claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, other stockholders, or other employees which may discourage such lawsuits even though an action, if successful, might benefit our stockholders. In addition, the courts located in Delaware may reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. If a court were to find this choice-of-forum provision inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions which could adversely affect our financial condition or our results of operations.

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

Management of the Company evaluated immaterial accounting errors related to certain payments that Mr. McMahon, the Company’s then-Chief Executive Officer, agreed to make during the period from 2006 through 2022. The Company determined that these payments (including amounts paid and payable in the future totaling $14.6 million) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. The Company subsequently identified two additional payments totaling $5.0 million, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. Together, these unrecorded expenses total $19.6 million (the “Unrecorded Expenses”). The Company evaluated the Unrecorded Expenses and determined that such amounts should have been recorded as expenses in each of the periods in which they became probable and estimable.

As a result of the accounting errors our management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion regarding the accounting error and the correction of such error to the Company’s previously issued Consolidated Financial Statements, see Note 22, Revision of Previously Issued Consolidated Financial Statements, to the Consolidated Financial Statements of the Company included in the 2021 Form 10-K/A filed with the SEC on August 16, 2022.

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

Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. However, one of the identified material weaknesses involved the failure to maintain an effective control environment due, in part, to an insufficient tone from executive management to create the proper environment for effective internal control over financial reporting. For these and other reasons, we may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have an adverse effect on our financial condition and the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Stamford, Connecticut. During 2019, we entered into a long-term lease for a new global headquarter site in Stamford. We expect to begin to move into the new location in phases during the first half of 2023 upon completion of leasehold improvements. We currently own our existing headquarter building, as well as two nearby buildings in Stamford that support our television production operations. We also have leases in the Stamford and surrounding areas for additional corporate office spaces and warehouse storage space. Upon completion of our move to the new global headquarter, we expect to sell our existing headquarter building and exit our leased office spaces. We will evaluate options for our two television production studio buildings based on strategic, operating and financial considerations. In addition, we have leases for our Performance Centers located in Orlando, Florida and the United Kingdom, which are used for development and training activities. We also have leases for various sales offices located domestically and internationally. All of our facilities are utilized by our Media, Live Events and Consumer Products segments.

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

There were 6,343 holders of record of Class A common stock and three holders of record of Class B common stock on January 31, 2023. Vincent K. McMahon, the Company’s Executive Chairman, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
October 1, 2022 to October 31, 2022	—	—	—	210,923,524
November 1, 2022 to November 30, 2022	—	—	—	210,923,524
December 1, 2022 to December 31, 2022	—	—	—	210,923,524
Total	—	$—	—	$210,923,524

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. During 2022, the Company repurchased approximately 695,000 shares of common stock in the open market for an aggregate amount of $40.0 million. The Company suspended the stock repurchase program during the second quarter of 2022 and has not yet resumed the program. Since the program’s inception, the Company has repurchased approximately 5.3 million shares of common stock in the open market for an aggregate amount of $289.1 million. All repurchased shares were subsequently retired.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2017 and ended December 31, 2022, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2017 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
World Wrestling Entertainment, Inc.	100.00	246.35	215.29	161.31	167.08	233.76
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Movies & Entertainment	100.00	100.61	127.49	177.31	172.95	86.08

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited Consolidated Financial Statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including broadcast and pay television and streaming, as well as digital and social media. Across these platforms, revenues principally consist of content rights fees associated with the distribution of our programming content, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, as well as revenues from events for which we receive a fixed fee and the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. In July 2021, we resumed our domestic and international live event touring schedules.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products and sales of merchandise distributed at our live events and through eCommerce platforms. Beginning July 2022, we launched an exclusive, multi-year partnership with Fanatics to create a new, enhanced experience for WWE fans globally, and transitioned our digital retail platform to Fanatics.

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

Summary

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2022	2021	(decrease)
Net revenues
Media	$1,033.9	$936.2	10%
Live Events	123.1	57.8	113%
Consumer Products	134.5	101.2	33%
Total net revenues (1)	1,291.5	1,095.2	18%
Operating expenses
Media	569.1	499.4	14%
Live Events	86.4	46.0	88%
Consumer Products	75.1	62.8	20%
Total operating expenses (2)	730.6	608.2	20%
Marketing and selling expenses
Media	62.5	60.0	4%
Live Events	11.6	4.9	137%
Consumer Products	4.8	4.4	9%
Total marketing and selling expenses (3)	78.9	69.3	14%
General and administrative expenses (4)	161.4	120.8	34%
Depreciation and amortization	37.3	40.9	(9)%
Operating income	283.3	256.0	11%
Interest expense	21.2	33.6	(37)%
Other income, net	2.3	7.5	(69)%
Income before income taxes	264.4	229.9	15%
Provision for income taxes	68.8	52.5	31%
Net income	$195.6	$177.4	10%

(1)Our consolidated net revenues increased by $196.3 million, or 18%, in 2022 as compared to 2021. This increase was driven by $72.8 million of incremental ticket and merchandise sales due to the return of ticketed audiences at our live events for a full year, coupled with the timing of our large-scale international events. Revenues in 2022 also include $32.1 million in incremental revenues primarily associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, as well as $31.0 million of additional revenues driven by the delivery of third-party original programming. Additionally, revenues in 2022 include additional consumer product licensing revenues of $25.5 million primarily driven by the recognition of minimum guarantees related to the Company’s licensed collectibles and higher sales of the Company’s licensed video games. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $122.4 million, or 20%, in 2022 as compared to 2021. This increase was primarily driven by the timing of our large-scale international events, coupled with higher event-related costs associated with the resumption of live event touring and higher production-related costs associated with our premium live events. In 2022, we incurred $70.6 million of higher production-related costs within our Media segment, primarily driven by the timing of our large-scale international events and additional production costs associated with our premium live events and third-party programming. In 2022, we also incurred $29.9 million of higher event-related costs within our Live Events segment, primarily driven by the impact of additional events associated with the return to live event touring for a full year. 2022 also includes $7.5 million of certain variable costs within our Consumer Products segment driven by higher sales of our licensed products and merchandise. Operating expenses in 2022 included higher staff-related costs, including management incentive compensation costs, resulting from the benefit associated with the combination of WWE’s television, digital and studios teams into one organization in 2021. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses increased by $9.6 million, or 14%, in 2022 as compared to 2021. This increase was primarily driven by higher costs for advertising and sponsorships driven by the impact of additional events associated with the return to live event touring for a full year. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)Our consolidated general and administrative expenses increased by $40.6 million, or 34%, in 2022 as compared to 2021. This increase was primarily driven by $21.7 million of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. In 2022, we also incurred $8.8 million of additional staff-related costs, including management compensation costs, and $3.6 million of additional insurance expenses. This increase was also driven by $4.4 million of incremental costs in 2022 associated with certain payments to be made by the Company’s controlling stockholder. These increases were partially offset by $8.1 million of severance expenses in 2021 primarily associated with the combination of WWE’s television, digital and studios teams into one organization. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$283.3	22%	$256.0	23%
Depreciation and amortization	37.3	3%	40.9	4%
Stock-based compensation	34.9	3%	19.1	2%
Other adjustments (1)	29.1	2%	8.1	1%
Adjusted OIBDA	$384.6	30%	$324.1	30%

(1)Other adjustments in 2022 include $21.7 million of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors, as well as $7.4 million of expenses related to certain payments to be made by the Company’s controlling stockholder. Other adjustments in 2021 included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

			Increase
	2022	2021	(decrease)
Adjusted OIBDA
Media	$428.7	$390.5	10%
Live Events	27.2	7.7	253%
Consumer Products	56.6	35.5	59%
Corporate	(127.9)	(109.6)	17%
Total Adjusted OIBDA	$384.6	$324.1	19%

Media

The following tables present the performance results and key drivers for our Media segment:

			Increase
	2022	2021	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$222.0	$225.0	(1)%
Core content rights fees (2)	596.8	566.2	5%
Advertising and sponsorship (3)	66.6	71.5	(7)%
Other (4)	148.5	73.5	102%
Total net revenues	$1,033.9	$936.2	10%

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

	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$387.5	37%	$363.4	39%
Depreciation and amortization	14.8	1%	13.4	1%
Stock-based compensation	26.4	3%	13.7	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$428.7	41%	$390.5	42%

Media net revenues increased by $97.7 million, or 10%, in 2022 as compared to 2021. Other revenues within the Media segment increased by $75.0 million, driven primarily by the timing of our large-scale international events, coupled with $31.0 million of incremental revenues related to the timing of delivery associated with third-party original programming. Our core content rights fees increased by $30.6 million, or 5%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decrease in Network revenues of $3.0 million, or 1%, primarily driven by the upfront revenue recognition in 2021 related to the delivery of certain WWE Network intellectual property rights to NBCU. The decline was partially offset by increased content license fees associated with the delivery of new WWE Network content in 2022.

Media Adjusted OIBDA as a percentage of revenues declined slightly in 2022 as compared to 2021. The timing of our large-scale international events as well as the increases in core content rights fees and the impact of third-party original programming were offset by $31.2 million of higher production-related costs to support the creation of the Company’s media content coupled with a reduction in Network revenues.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

			Increase
	2022	2021	(decrease)
Net Revenues
North American ticket sales	$97.9	$46.3	111%
International ticket sales	12.1	4.6	163%
Advertising and sponsorship (1)	4.8	0.9	433%
Other (2)	8.3	6.0	38%
Total net revenues	$123.1	$57.8	113%

Operating Metrics (3)
Total live event attendance	1,429,800	664,700	115%
Number of North American events	218	88	148%
Average North American attendance	6,070	6,880	(12)%
Average North American ticket price (dollars)	$73.13	$76.05	(4)%
Number of international events	13	13	—%
Average international attendance	8,130	4,930	65%
Average international ticket price (dollars)	$114.66	$78.37	46%

(1)Advertising and sponsorships revenues within our Live Events segment primarily consist of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consist of the sale of travel packages associated with the Company’s global live events, as well as revenues from events for which the Company receives a fixed fee.

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	2022		2021
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$25.0	20%	$6.9	12%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	2.1	2%	0.8	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$27.2	22%	$7.7	13%

Live events net revenues, which include revenues from ticket sales and travel packages, increased by $65.3 million, or 113%, in 2022 as compared to 2021. Revenues from our ticket sales increased by $59.1 million due to the impact of the full year return of ticketed events in 2022, including a return to full capacity attendance for our annual WrestleMania events, as well as other domestic and international premium live events.

Live Events Adjusted OIBDA as a percentage of revenues increased in 2022 as compared to 2021. This increase was driven by the increase in ticket sales, as discussed above, partially offset by increased event-related costs of $29.9 million associated with conducting 130 additional events in 2022.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

			Increase
	2022	2021	(decrease)
Net Revenues
Consumer product licensing	$77.5	$52.0	49%
eCommerce	33.2	39.1	(15)%
Venue merchandise	23.8	10.1	136%
Total net revenues	$134.5	$101.2	33%

Operating Metrics
Average eCommerce revenue per order (dollars)	$64.88	$65.92	(2)%
Number of eCommerce orders	290,200	586,600	(51)%
Venue merchandise domestic per capita spending (dollars)	$14.74	$14.67	0%

	2022		2021
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$54.4	40%	$33.8	33%
Depreciation and amortization	0.2	0%	0.2	0%
Stock-based compensation	2.0	1%	1.5	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$56.6	42%	$35.5	35%

Consumer Products net revenues increased by $33.3 million, or 33%, in 2022 as compared to 2021. This increase was driven by an increase in consumer product licensing revenues of $25.5 million, or 49%, primarily due to $16.9 million of incremental revenues associated with our licensed collectibles, primarily driven by the revenue recognition for certain agreements with minimum guarantees, as well as higher sales associated with our trading cards. Consumer product licensing revenues in 2022 also include $6.3 million of higher sales of the Company’s licensed video games, including our franchise game WWE 2K22. Venue merchandise revenues increased by $13.7 million, or 136%, primarily driven by the impact of a full year of merchandise sales at our ticketed events. Our eCommerce revenues declined by $5.9 million, or 15%, primarily driven by the impact of the July 2022 transition of our digital retail platform from direct-to-consumer to a third-party partner as they ramp up their operations.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in 2022 as compared to 2021. This increase was driven by increased revenues, as discussed above, partially offset by an increase in certain variable costs primarily driven by the impact of higher sales associated with our licensed products.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	2022		2021
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(183.6)	(14)%	$(148.1)	(14)%
Depreciation and amortization	22.2	2%	27.3	2%
Stock-based compensation	4.4	0%	3.1	0%
Other adjustments (1)	29.1	2%	8.1	1%
Adjusted OIBDA	$(127.9)	(10)%	$(109.6)	(10)%

(1)Other adjustments in 2022 include $21.7 million of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors, as well as $7.4 million of expenses related to certain payments to be made by the Company’s controlling stockholder. Other adjustments in 2021 included severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Corporate Adjusted OIBDA decreased by $18.3 million, or 17%, in 2022 as compared to 2021. This decrease was primarily driven by $11.2 million of additional staff-related costs, including management incentive compensation, as well as insurance costs.

Depreciation and Amortization

(dollars in millions)

			Increase
	2022	2021	(decrease)
Depreciation and amortization	$37.3	$40.9	(9)%

Depreciation and amortization expense decreased by $3.6 million, or 9%, in 2022 as compared to 2021. This decline was driven by the impact of prior period capital expenditures that have fully depreciated. The Company anticipates depreciation and amortization expense to increase beginning in 2023 as the capital expenditures related the Company’s new Stamford headquarter lease will begin to depreciate as we move in during the first half of 2023.

Interest Expense

(dollars in millions)

			Increase
	2022	2021	(decrease)
Interest expense	$21.2	$33.6	(37)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $12.4 million in 2022 as compared to 2021. Interest expense in 2021 included $5.6 million of interest expense related to the unamortized debt discount associated with our convertible notes, which was derecognized as of January 1, 2022 upon the adoption of ASU 2020-06. Additionally, in 2022, the Company capitalized $4.0 million of interest expense associated with its projects in progress. Interest expense in 2022 also includes a reduction of $3.2 million of interest expense associated with the Company’s finance leases. This reduction was primarily driven by the amendment to the Company’s Stamford headquarter lease during the fourth quarter of 2021 that reduced the lease space by approximately 33,000 rentable square feet.

Other Income, Net

(dollars in millions)

			Increase
	2022	2021	(decrease)
Other income, net	$2.3	$7.5	(69)%

Other income, net, which is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income, decreased by $5.2 million in 2022 as compared to 2021. During 2021, the Company recognized a gain of $6.7 million on the partial termination of approximately 33,000 rentable square feet as part of an amendment to its new Stamford headquarter lease.

Income Taxes

(dollars in millions)

			Increase
	2022	2021	(decrease)
Provision for income taxes	$68.8	$52.5	31%
Effective tax rate	26%	23%

The effective tax rate increased in 2022 as compared to 2021. This increase was driven by state income taxes and the limitation in the 162(m) deduction for executive compensation.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $478.7 million and $415.8 million as of December 31, 2022 and 2021, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds and government agency bonds. Our debt balance totaled $235.4 million and $222.8 million as of December 31, 2022 and 2021, respectively, and includes the carrying value of $214.1 and $201.1 million related to our convertible senior notes due December 15, 2023 as of December 31, 2022 and 2021, respectively.

COVID-19 has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to COVID-19. While restrictions have lessened and we have resumed our domestic and international live event touring schedules, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, please refer to Part I, Item 1A, Risk Factors, which provides a discussion of risk factors related to COVID-19.

We believe that our existing cash and cash equivalents and short-term investment balances, along with cash generated from operations, will be sufficient to meet our ongoing operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, content production activities, planned capital expenditures and any discretionary repurchase of shares of our common stock under our share repurchase program, as described below. The Company also has available capacity of $200.0 million under its Revolving Credit Facility, as defined below.

The Company estimates that total capital expenditures related to the Company’s new headquarter facility, which will be completed in 2023, will be approximately $290 million to $310 million in the aggregate, partially offset by tenant improvement allowances, tax credits and proceeds from the sale of other real estate assets. Excluding these items, the total net cost of the Company’s new headquarter is estimated within a range of $180 million to $190 million. The Company expects total capital expenditures will return to approximately 4% to 5% of revenues once construction of the Company’s new headquarter has been completed.

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. We repurchased approximately 695,000 shares of our common stock in the open market for an aggregate cost of $40.0 million during the year ended December 31, 2022. The Company suspended the stock repurchase program during the second quarter of 2022 and has not yet resumed the program.

As it relates to our Convertible Notes (defined below), which pursuant to the terms are currently convertible, we believe that if note holders elect to convert their notes prior to maturity on December 15, 2022, the Company has sufficient means to settle the Convertible Notes using any combination of any existing or new liquidity or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023. See Note 11, Convertible Debt, and Note 3, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of May 24, 2024. As of December 31, 2022, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of December 31, 2022 and 2021, the amounts outstanding of the mortgage were $21.3 million and $21.7 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $325.6 million for the year ended December 31, 2022, as compared to $182.9 million for the year ended December 31, 2021. The $142.7 million increase in the current year was primarily driven by the timing of collections associated with our large-scale international events and WWE Network revenues, and, to a lesser extent, improved operating performance. These increases were partially offset by unfavorable changes in working capital.

During 2022, the Company spent $35.8 million on content production activities, including content for A&E programming, Miz & Mrs., WWE Evil, and various programs for WWE Network and other digital platforms, as compared to $17.7 million in 2021. We anticipate spending approximately $15 million to $25 million on content production during the year ending December 31, 2023. In 2022, we received content production incentives of $19.6 million, as compared to $15.4 million in 2021. During the year ending December 31, 2023, we anticipate receiving $15 million to $20 million in content production incentives.

As previously announced, a Special Committee of independent members of the Company’s Board of Directors was formed to investigate alleged misconduct by the Company’s then-Chief Executive Officer and current Executive Chairman of the Board of Directors, Vincent K. McMahon. The Special Committee investigation is complete. Mr. McMahon initially resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest and, as of January 9, 2023 serves as Executive Chairman of the Board of Directors. We spent $17.0 million of the $21.7 million of costs incurred associated with this investigation during the year ended December 31, 2022. We currently anticipate additional spending associated with the investigation in 2023. We expect Mr. McMahon to reimburse the Company for reasonable expenses incurred in connection with the investigation, net of any insurance proceeds.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At December 31, 2022, our largest receivable balance from customers was 19% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $177.9 million for the year ended December 31, 2022, as compared to $193.1 million for the year ended December 31, 2021. During the current year, we received proceeds from the maturities and sales of our short-term investments of $263.8 million and purchased $246.0 million of new investments, as compared to proceeds of $222.1 million and purchases of $374.5 million in the prior year. Capital expenditures in 2022 increased by $160.7 million as compared to 2021, including an additional $153.3 million related to construction activity on the Company’s new global headquarter space in Stamford, Connecticut. Capital expenditures for the year ending December 31, 2023 are estimated to range between $150 million and $170 million, with a large portion of this spend associated with the Company’s new global headquarter, as previously discussed. During 2022, the Company also received tax credits of $4.3 million relating to our infrastructure improvements in conjunction with prior year qualified capital projects to support our increased content production efforts.

Cash Flow from Financing Activities

Cash used in financing activities was $62.3 million for the year ended December 31, 2022, as compared to $317.1 million for the year ended December 31, 2021. During 2021, the Company repaid $100.0 million from borrowings under the Revolving Credit Facility. The Company paid $40.0 million and $165.6 million for stock repurchases under its approved stock repurchase program during the years ended December 31, 2022 and 2021, respectively. Additionally, the Company made dividend payments of $35.7 million and $36.4 million during the years ended December 31, 2022 and 2021, respectively. During 2022, the Company received $34.2 million related to tenant improvements associated with construction of its new global headquarter space.

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

•Finance lease for the Company’s new headquarter building with an accounting lease term of 30 years in addition to finance leases of certain equipment utilized in our television production operations with contractual terms generally five years or less (see Note 8, Leases, in the Notes to Consolidated Financial Statements for further information).

•Service contracts with certain vendors and independent contractors, including our talent, with terms ranging from one to twenty years.

•Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2022 are as follows (dollars in millions):

						After
	2023	2024	2025	2026	2027	2027	Total
Long-term debt	$1.4	$1.4	$20.8	$—	$—	$—	$23.6
Convertible debt (1)	222.0	—	—	—	—	—	222.0
Operating leases (2)	4.1	2.7	2.5	2.3	2.2	5.0	18.8
Finance leases (2) (3)	26.3	24.9	21.7	22.1	19.5	519.0	633.5
Service contracts and talent commitments	54.2	26.6	15.9	10.6	0.3	1.3	108.9
Total commitments	$308.0	$55.6	$60.9	$35.0	$22.0	$525.3	$1,006.8

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

(3)Finance lease payments include $358.4 million related to options to extend our global headquarter lease that are reasonably certain of being exercised.

Our Consolidated Balance Sheet at December 31, 2022 includes $0.1 million in liabilities associated with uncertain tax positions (including interest and penalties), which are not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2023.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may produce several large-scale premium live events throughout the year, including WrestleMania, which result in increased revenues and expenses during the periods in which these events occur. WrestleMania typically occurs late in our first quarter or early second quarter, while certain other large-scale premium live events may not have set recurring dates. Revenues from our licensing and direct sale of consumer products varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets, can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2022, 2021 and 2020, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing into the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could see in the future a negative impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services.

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

Revenue Recognition with Multiple Performance Obligations

Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations, which may include content licenses associated with the distribution of media content, the production of live events, advertising and sponsorship rights, and consumer product licensing royalties, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Judgment is required to identify and evaluate the treatment of contract terms, determine whether the services are considered distinct performance obligations, and determine the standalone selling price for each distinct performance obligation and allocation of the transaction price to each distinct performance obligation.

Content Production Assets, Net

The Company is primarily a content producer with content production assets consisting of non-live event episodic television series, feature films, and original programming content for WWE Network and other digital platforms. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The original WWE Network programming and other digital platform content are predominantly monetized as a film group through the collection of licensing fees from distribution partners or through the collection of monthly subscription fees from WWE Network.

Amounts capitalized for content production assets typically include development costs, production costs, production overhead, and employee salaries and are net of any film production incentives associated with our feature films. Content production assets related to non-live event episodic television series are expensed upon delivery of the completed programming content to the individual television distributors. Content production assets related to our feature films are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Our programming content distributed on the WWE Network and other digital platforms is expensed based upon delivery to distribution partners or based on viewership consumption patterns if on the subscription-based WWE Network. Unamortized content production costs are evaluated for impairment whenever events or changes in circumstances indicate that the fair value may be less than its unamortized costs.

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

As of December 31, 2022 and 2021, our deferred tax assets (net of valuation reserve) were $45.6 million and $13.1 million, respectively. The increase in our net deferred tax asset balance in 2022 was primarily driven by increased foreign tax credit carryforwards, coupled with a reduction in tax liabilities due to receipts of tenant improvement allowances. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2022, our unrecognized tax benefits including interest and penalties totaled $0.1 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-K contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include, without limitations, statements relating to our outlook regarding future financial results, the impact of recent changes to management and our board of directors (the “Board”); the timing and outcome of the Company’s media and other rights negotiations including major domestic programming licenses expected to be negotiated in 2023; the Company’s review of strategic alternatives; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting; and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. The words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from expected future results or performance expressed or implied by any forward-looking statements.

These forward-looking statements are subject to uncertainties relating to, without limitation, the impact of actions by Mr. McMahon (who has a controlling interest in the Company due to his ownership of a substantial majority of our Class B common stock and whose interests could conflict with those of our Class A common stockholders) which could have adverse financial and operational impacts.

The following additional factors, among others, could cause actual results to differ materially from those contained in forward-looking statements: COVID-19, which may continue to affect negatively world economies as well as our industry, business and results of operations; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; inflationary pressures and interest rate changes; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could cause our stock price to decline; and the volatility in trading prices of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions, general economic and competitive conditions and such other factors as our Board may consider relevant.

Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business and our forward-looking statements, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Form 10-K and our other SEC filings.

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

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis-point increase in interest rates would result in an approximate $1.4 million decrease in fair value, whereas a 100 basis-point decrease in interest rates would result in an approximate $1.4 million increase in fair value.

Convertible Senior Notes

We have $215.0 million principal amount of 3.375% convertible senior notes due December 15, 2023. We carry this instrument at face value less unamortized debt issuance costs on our Consolidated Balance Sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of this instrument fluctuates when interest rates change, and when the market price of our stock fluctuates. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Conversion of our Convertible Notes and the exercise of related Warrants may cause economic dilution to our stockholders and dilution to our earnings per share.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth in the Consolidated Financial Statements filed with this report and are herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As a result of the material weaknesses in our internal control over financial reporting, as described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements as issued in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, and considering the material weaknesses in our internal control over financial reporting described below, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Its report appears in Part II, Item 9A of this Annual Report on Form 10-K below.

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

Remediation Plan and Status

Although the material weaknesses described above have not yet been fully remediated as of December 31, 2022, our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional initiatives may be necessary.

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

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We have implemented certain changes and plan to implement additional changes including:

•In July 2022, following the resignation of Mr. McMahon, the Company initiated certain personnel changes, including the promotion of new co-Chief Executive Officers who have the appropriate experience and commitment to integrity and ethical values, to improve the tone at the top, communication, and compliance within the Company. On January 10, 2023, Stephanie McMahon informed the Company that she has resigned from her role as co-Chief Executive Officer and as a member of the Board of Directors. As a result of Ms. McMahon’s resignation, Nick Khan assumed the role of sole Chief Executive Officer of the Company.

•The Company’s management will provide training to employees with internal control responsibilities, particularly our Chief Executive Officer, to ensure adequate knowledge of, and adherence to, our processes supporting internal controls over financial reporting, including increased education regarding the Company’s disclosure and other regulatory requirements.

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

•The Company will reconsider delegation of authority by the Board of Directors and revise certain legal and other processes, including code of conduct and contract management. The Company will enhance its communication around the delegation of authority to ensure its understanding and visibility amongst key executive management.

•The Company will define the responsibilities of the Executive Chairman of the Board and the CEO and communicate the delineation of these responsibilities to both individuals as well as with the Board of Directors and other key employees.

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

•The Company's management will provide education and reinforce requirements to executives with responsibilities for internal controls and Board members with responsibilities for governance, including increased education regarding the Company’s disclosure and other regulatory requirements.

Monitoring

Our management has taken and will continue to take steps to ensure that identified control deficiencies will be remediated through the implementation of internal control policies and procedures with proper oversight. We are in the process of strengthening our monitoring, including:

•In connection with the review our existing overall Company-wide risk assessment process, we plan to revisit our entity-level controls to ensure that they adequately address focal points of the COSO framework as they relate to our business and organization, including as they relate to our code of conduct and delegation of authority.

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

Changes in Internal Control over Financial Reporting

Other than measures taken in response to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 2, 2023, expressed an unqualified opinion on those financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•The Company did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) commitment to integrity and ethical values; and (ii) establishing structures, reporting lines, and appropriate authorities and responsibilities.

•The Company did not maintain effective risk assessment based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with risk assessment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: identifying and analyzing risks to the achievement of objectives across the entity.

•The Company did not maintain effective control activities based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the control activities. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives.

•The Company did not maintain effective monitoring activities based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO which resulted in deficiencies in principles associated with the monitoring component. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: developing and performing an ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 2, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this report.

2. Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).
3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).
3.1B	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Proxy Statement filed on March 11, 2016).
3.2	Amended and Restated By-Laws, effective as of January 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed January 17, 2023).
4.1

Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed December 12, 2016).

4.2	Form of 3.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).
4.3	Description of Common Stock (filed herewith).
10.1*	World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Proxy Statement dated March 16, 2012).
10.1A*

First Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.1B*

Second Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.2*	Employment Agreement with Paul Levesque, effective as of December 20, 2022 (filed herewith).
10.2A*	Performance Stock Unit Award and Non-Competition Agreement with Paul Levesque under the Company’s 2016 Omnibus Incentive Plan (filed herewith).
10.2B*

Amended and Restated Booking Agreement with Paul Levesque, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.2C*

First Amendment to Amended and Restated Booking Agreement with Paul Levesque, dated May 9, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.3*	Form of offer letters between the Company and executive officers (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.4*

Form of Indemnification Agreement entered into between the Company and its independent Directors (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.5*	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Proxy Statement filed March 11, 2016).
10.5A*

Form of Performance Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

10.5B*

Form of Restricted Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

10.5C*	Form of Confidentiality Agreement for Nick Khan, Paul Levesque and Frank A. Riddick III (filed herewith).
10.6

Amended and Restated Revolving Credit Facility dated May 24, 2019, among World Wrestling Entertainment, Inc., certain subsidiaries of World Wrestling Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders, issuing banks and agents party thereto (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on May 24, 2019).

10.7

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

10.8

Loan Agreement, dated June 8, 2015, between 88 Hamilton Avenue Associates, LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K, filed September 15, 2016).

10.9

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 12, 2016).

10.10

Warrant Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed December 12, 2016).

10.11

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

10.15

Agreement of Lease, dated March 7, 2019, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.15A

Lease Amendment Agreement, dated November 25, 2020, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.15B

Second Lease Amendment Agreement, dated June 16, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.15C

Third Lease Amendment Agreement, dated October 26, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.17C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.16*

Restricted Stock Sign-On Award and Non-Competition Agreement with Frank A. Riddick III under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.16A*

Amended and Restated Employment Agreement with Frank A. Riddick III, effective October 13, 2022 (incorporated by reference to Exhibit 10.18B to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.17*

Booking Agreement, dated October 7, 2013, between the Company and Stephanie McMahon Levesque (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.17A*

First Amendment to Booking Contract with Stephanie McMahon-Levesque, dated October 7, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.17B*

Second Amendment to Booking Contract with Stephanie McMahon-Levesque, dated March 4, 2019 (incorporated by reference to Exhibit 10.8B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.18*

Second Amended and Restated Employment Agreement with Nick Khan, effective October 19, 2022 (incorporated by reference to Exhibit 10.20B to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.18A*

Form of Performance Stock Sign-On Award and Non-Competition Agreement with Nick Khan under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.18B*

Amendment to Amended and Restated Performance Stock Sign-On Award and Non-Competition Agreement with Nick Khan under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20C to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

____________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 2, 2023	By:	/s/ NICK KHAN
Nick Khan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Co-Founder and Executive Chairman	February 2, 2023
Vincent K. McMahon
/s/ NICK KHAN	Director and Chief Executive Officer	February 2, 2023
Nick Khan	(principal executive officer)

/s/ PAUL LEVESQUE	Director and Chief Content Officer	February 2, 2023
Paul Levesque

/s/ GEORGE BARRIOS	Director	February 2, 2023
George Barrios

/s/ STEVE KOONIN	Director	February 2, 2023
Steve Koonin

/s/ MICHELLE MCKENNA	Director	February 2, 2023
Michelle McKenna

/s/ STEPHEN PAMON	Director	February 2, 2023
Stephen Pamon

/s/ MICHELLE WILSON	Director	February 2, 2023
Michelle Wilson

/s/ FRANK A. RIDDICK III	President and Chief Financial Officer	February 2, 2023
Frank A. Riddick III	(principal financial officer)

/s/ KAREN MULLANE	Controller and Chief Accounting Officer	February 2, 2023
Karen Mullane	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

Net Revenues — Refer to Notes 2, 4 and 20 to the financial statements

Critical Audit Matter Description

The Company enters into arrangements with customers which include multiple performance obligations, such as content licenses associated with the distribution of media content, the production of live events, advertising and sponsorship rights, and consumer product licensing royalties.

Significant judgment is exercised by the Company in determining revenue recognition for these customer arrangements at inception or amendment, and includes the following:

•Identification and evaluation of the treatment of contract terms that may impact the timing and amount of revenue recognized.

•Determination of whether the services are considered distinct performance obligations.

•Determination of the stand-alone selling prices for each distinct performance obligation and allocation of the transaction price to each distinct performance obligation.

Given this judgement, auditing the related revenue required both extensive audit effort and a high degree of audit judgement when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue recognition for these newly executed or amended customer arrangements included the following, among others:

•We tested the effectiveness of controls over arrangements with customers, including management’s controls over the review of the terms of the arrangement, the identification of performance obligations, the determination of the stand-alone selling prices and the allocation of the transaction price to each distinct performance obligation.

•We evaluated the Company’s revenue recognition policy and management’s current year accounting assessment for arrangements with multiple performance obligations.

•We obtained and read the customer contracts, including master agreements, amended agreements, and other source documents that were part of the arrangement.

•We tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.

•We tested management’s determination of the stand-alone selling prices and the allocation of transaction price to each distinct performance obligation.

•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 2, 2023

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2022	2021	2020
Net revenues	$1,291,523	$1,095,174	$974,207
Operating expenses	730,624	608,174	549,480
Marketing and selling expenses	78,939	69,242	71,385
General and administrative expenses	161,448	120,840	102,182
Depreciation and amortization	37,287	40,901	42,616
Operating income	283,225	256,017	208,544
Interest expense	21,156	33,610	35,601
Other income (expense), net	2,312	7,455	(1,834)
Income before income taxes	264,381	229,862	171,109
Provision for income taxes	68,793	52,454	39,338
Net income	$195,588	$177,408	$131,771
Earnings per share: basic	$2.63	$2.32	$1.70
Earnings per share: diluted	$2.29	$2.09	$1.56
Weighted average common shares outstanding:
Basic	74,459	76,324	77,564
Diluted	88,163	84,943	84,219
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income	$195,588	$177,408	$131,771
Other comprehensive income (loss):
Foreign currency translation adjustments	(137)	(180)	107
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax (benefit) expense of $(670), $(122) and $4, respectively)	(2,121)	(385)	14
Total other comprehensive (loss) income	(2,258)	(565)	121
Comprehensive income	$193,330	$176,843	$131,892

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$220,230	$134,828
Short-term investments, net	258,487	280,957
Accounts receivable (net of allowance for doubtful accounts and returns of $5,055 and $5,155, respectively)	112,362	171,196
Inventory	2,915	8,033
Prepaid expenses and other current assets	33,154	32,242
Total current assets	627,148	627,256
Property and equipment, net	329,141	172,677
Finance lease right-of-use assets, net	296,643	313,360
Operating lease right-of-use assets, net	16,278	8,973
Content production assets, net	16,518	13,781
Investment securities	11,797	11,618
Deferred income tax assets, net	45,619	13,100
Other assets, net	12,425	43,302
Total assets	$1,355,569	$1,204,067
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$449	$430
Finance lease liabilities	11,677	12,190
Operating lease liabilities	3,604	4,755
Convertible debt	214,100	201,093
Accounts payable and accrued expenses	122,856	122,716
Deferred revenues	79,750	74,633
Total current liabilities	432,436	415,817
Long-term debt	20,848	21,284
Finance lease liabilities	364,900	374,681
Operating lease liabilities	13,145	5,063
Other non-current liabilities	6,989	12,562
Total liabilities	838,318	829,407
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,317,422 and 43,732,977 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	433	438
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	311	311
Additional paid-in capital	424,010	422,884
Accumulated other comprehensive income	162	2,420
Retained Earnings (accumulated deficit)	92,335	(51,393)
Total stockholders’ equity	517,251	374,660
Total liabilities and stockholders' equity	$1,355,569	$1,204,067

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2019	46,181	$462	31,099	$311	$415,953	$2,864	$(150,264)	$269,326
Net income	—	—	—	—	—	—	131,771	131,771
Other comprehensive income	—	—	—	—	—	121	—	121
Stock issuances, net	514	5	—	—	3,825	—	—	3,830
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,082)	—	—	(11,082)
Cash dividends declared	—	—	—	—	585	—	(37,834)	(37,249)
Stock-based compensation	—	—	—	—	27,277	—	—	27,277
Balance, December 31, 2020	46,695	$467	31,099	$311	$436,558	$2,985	$(56,327)	$383,994
Net income	—	—	—	—	—	—	177,408	177,408
Other comprehensive loss	—	—	—	—	—	(565)	—	(565)
Repurchases and retirements of common stock	(3,251)	(32)	—	—	(29,923)	—	(135,675)	(165,630)
Stock issuances, net	289	3	—	—	4,170	—	—	4,173
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,640)	—	—	(5,640)
Cash dividends declared	—	—	—	—	386	—	(36,799)	(36,413)
Stock-based compensation	—	—	—	—	17,333	—	—	17,333
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	195,588	195,588
Other comprehensive loss	—	—	—	—	—	(2,258)	—	(2,258)
Repurchases and retirements of common stock	(695)	(7)	—	—	(6,439)	—	(33,560)	(40,006)
Stock issuances and other, net	279	2	—	—	5,181	—	—	5,183
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(8,863)	—	—	(8,863)
Cash dividends declared	—	—	—	—	220	—	(35,909)	(35,689)
Stock-based compensation	—	—	—	—	37,410	—	—	37,410
Balance, December 31, 2022	43,317	$433	31,099	$311	$424,010	$162	$92,335	$517,251

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$195,588	$177,408	$131,771
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	33,015	19,714	26,309
Depreciation and amortization	46,448	48,785	48,533
Other amortization	13,018	18,849	17,998
Loss on equity investments, net	16	808	5,720
Stock-based compensation	34,944	19,086	27,989
Benefit from deferred income taxes	(28,648)	(2,993)	(3,015)
Other non-cash adjustments	11,183	(3,302)	22,398
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	54,025	(116,300)	70,037
Inventory	5,628	1,160	(1,287)
Prepaid expenses and other assets	(3,740)	3,011	(12,171)
Content production assets	(35,752)	(17,738)	(25,645)
Accounts payable, accrued expenses and other liabilities	(5,182)	22,719	5,088
Deferred income	5,089	11,718	6,149
Net cash provided by operating activities	325,632	182,925	319,874
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(199,892)	(39,231)	(27,662)
Purchases of short-term investments	(245,964)	(374,502)	(153,904)
Proceeds from sales and maturities of short-term investments	263,789	222,060	182,316
Purchase of investment securities	(195)	(1,470)	(589)
Proceeds from sale of investment securities	—	—	11,715
Proceeds from infrastructure improvement incentives	4,329	—	—
Net cash (used in) provided by investing activities	(177,933)	(193,143)	11,876
FINANCING ACTIVITIES:
Repayment of debt	(417)	(100,398)	(103,599)
Repayment of finance leases	(14,051)	(11,948)	(10,795)
Dividends paid	(35,689)	(36,413)	(37,249)
Proceeds from borrowings under the credit facility	—	—	200,000
Proceeds from tenant improvement allowances	34,246	—	—
Taxes paid related to net settlement upon vesting of equity awards	(8,863)	(5,640)	(11,082)
Proceeds from issuance of stock and other	2,483	2,973	2,630
Repurchase and retirement of common stock	(40,006)	(165,630)	—
Net cash (used in) provided by financing activities	(62,297)	(317,056)	39,905
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,402	(327,274)	371,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,828	462,102	90,447
CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,230	$134,828	$462,102
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$90,029	$55,500	$45,586
Cash paid for interest	$9,597	$9,927	$12,262
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 10)	$18,567	$22,207	$4,365
Controlling stockholder contributions (See Note 17)	$2,700	$1,200	$1,200
Infrastructure improvement incentives (See Note 14)	$—	$4,329	$—

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

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

We are an integrated media and entertainment company, principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for our flagship programs, Raw and SmackDown, and our premium over-the-top network (“WWE Network”), premium live event programming, monetization across social media outlets, live events, licensing of various WWE themed products, and the sale of merchandise at our live events. Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including broadcast and pay television, streaming, as well as digital and social media. Across these platforms, revenues principally consist of content rights fees associated with the distribution of our programming content, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, as well as revenues from events for which we receive a fixed fee and the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. In July 2021, we resumed our domestic and international live event touring schedules.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products and sales of merchandise distributed at our live events and through eCommerce platforms. Beginning July 2022, we launched an exclusive, multi-year partnership with Fanatics to create a new, enhanced experience for WWE fans globally, and transitioned our digital retail platform to Fanatics.

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

Short-term Investments, Net — Our short-term investments consist of U.S. Treasury securities, corporate bonds and government agency bonds. We classify and account for these debt securities as available-for-sale debt securities and carry these securities at fair value. We report the unrealized gains and losses, net of tax, as other comprehensive income (loss) in stockholders’ equity, with the exception, if applicable, of unrealized losses due to loss of credit worthiness or unrealized gains due to recovery of credit worthiness, which are recorded to other income, net on the Consolidated Statements of Operations. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Inventory — As of December 31, 2022, our inventory primarily consists of merchandise sold at live events. As of December 31, 2021, our inventory consisted of merchandise sold on our websites and on distribution platforms, including Amazon, and merchandise sold at live events. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost or net realizable value. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

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

Leases — The Company determines if a contract contains a lease at the inception of the arrangement. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The depreciable life of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease terms where we conclude at the inception of the lease that we are reasonably certain of exercising those renewal options. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. Operating and finance lease assets are included on our Consolidated Balance Sheets in non-current assets as an operating or finance right-of-use asset. Operating and finance lease liabilities are included on our Consolidated Balance Sheets in non-current liabilities for the portion that is due on a long-term basis and in current liabilities for portion that is due within 12 months of the financial statement date.

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. Since the implicit rate is not readily available for our leases, we use our incremental borrowing rate based on the information available at the commencement date in

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

determining the present value of lease payments. The right-of-use asset also may include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term for our operating leases and for our finance leases, we record interest expense on the lease liability and straight-line amortization of the right-of-use asset over the lease term. Lease expense for variable lease payments is recognized as incurred.

Content Production Assets, Net — The Company is primarily a content producer with content production assets consisting of non-live event episodic television series, feature films and original programming content for WWE Network. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The original WWE Network programming content are predominantly monetized as a film group through the collection of licensing fees from distribution partners or through the collection of monthly subscription fees from WWE Network.

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

Investment Securities — Equity investments that are marketable and have a readily determinable fair value are carried at fair value with changes in the fair value recorded through income and reflected in Other income (expense), net on the Consolidated Statements of Operations. For nonmarketable equity securities (those without a readily determinable fair value), the Company elected to apply the practicality exception to apply fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in Other income, net on the Consolidated Statements of Operations.

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

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, including our weekly flagship programs as well as premium live event and original programming, (ii) subscriptions to WWE Network, (iii) advertising and sponsorship sales, (iv) live event ticket sales, (v) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, (vi) direct-to-consumer sales of merchandise at our live event venues, and (vii) sales of our merchandise through eCommerce platforms. The below describes our revenue recognition policies in further detail for each major revenue source of the Company.

•Content rights fees:

Rights fees received from distributors of our content, including our weekly flagship programs, Raw and SmackDown, as well as premium live event and original programming, both domestically and internationally, are recorded when the content (functional

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

intellectual property) has been delivered and control has been transferred to the distributor and the license period has begun. Any advance payments received from the distributors are deferred upon collection and recognized into revenue as content is delivered. Our content rights distribution agreements are generally between one year and five years in length and frequently provide for contractual increases over their terms.

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

•eCommerce sales:

Beginning July 2022, eCommerce revenues consist principally of royalties or license fees related to various WWE themed merchandise (symbolic intellectual property). Any upfront license fees or minimum guarantees received from the licensee are deferred upon collection and recognized into revenue over the contract term as the amounts are earned. In contracts that include a minimum guarantee, we recognize revenue over time when we estimate that the minimum guarantee will not be exceeded through the associated sales or usage-based royalties. When we estimate that the minimum guarantee will be exceeded through the associated sales or usage-based royalties, revenues are recognized in the period of the underlying sales based on estimates from licensees and adjustments to the estimated amounts are recorded when final statements are received. The estimates are derived from the best available recent information from our licensees of underlying sales performance and represent the most likely amount of revenues expected.

Prior to July 2022, eCommerce revenues consisted of direct-to-consumer sales of merchandise on our websites and on other distribution platforms, including Amazon. Revenues associated with direct-to-consumer sales are recognized at a point in time, as control is transferred to the customer upon shipment.

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

The following table presents the depreciation and amortization expense amounts included within Operating expenses for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Amortization and impairment of content production assets	$33,015	$19,714	$26,309
Depreciation and amortization of WWE Network content delivery and technology assets	8,534	7,530	5,632
Amortization of right-of-use assets - finance leases of equipment	9,076	9,149	11,070
Depreciation on equipment used directly to support operations	788	630	561
Total depreciation and amortization included in operating expenses	$51,413	$37,023	$43,572

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

General and Administrative Expenses – General and administrative expenses are unallocated and include costs associated with our corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. We record all Company-wide severance expenses as unallocated corporate general and administrative expenses.

Content Production Incentives — The Company has access to various governmental programs that are designed to promote content production within the United States and certain international jurisdictions. Tax incentives earned with respect to expenditures on qualifying film production activities are included as an offset to Content production assets, net within our Consolidated Balance Sheets. Tax incentives earned with respect to expenditures on qualifying capital projects are included as an offset to Property and equipment, net within our Consolidated Balance Sheets. Tax incentives earned with respect to expenditures on qualifying television and other production activities are recorded as an offset to production expenses within Operating expenses within our Consolidated Statements of Operations. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the tax credits. The realizable amount is recorded within Accounts receivable, net within our Consolidated Balance Sheets until the Company receives the funds from the respective governmental jurisdiction.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for profit business entities, the Company accounts for these content production incentives by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance.

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2022, 2021 and 2020, we recorded advertising expenses of $10,778, $9,219 and $13,539, respectively.

Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are non-U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at monthly average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, and also in comprehensive income. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains and/or losses recorded within Other income (expense), net within our Consolidated Statements of Operations.

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

During the third quarter of 2022, the Compensation and Human Capital Committee approved the grant of PSUs to certain executives for an aggregate value of $18,000. These awards were granted in October 2022 and vary from the typical PSU grants in that the awards have performance conditions tied to results through September 2025. These awards will vest in 2025 and are accounted for as equity awards since the target shares were known at inception.

During the third quarter of 2020, the Compensation and Human Capital Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. During the first quarter of 2022, this agreement was amended to increase the aggregate value to $22,500. The award vests in two tranches of 27%, and 73%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $16,500

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

has performance conditions tied to results through September 2025. The Company began expensing the second award of $16,500 concurrent with the first award beginning on the service inception date in August 2020. The Company accounted for the first award, which vested in November 2022, as an equity award since the target shares were known at inception. The second award was initially classified as a liability award until it was reclassified as an equity award in November 2022 when the number of shares was determined upon settlement of the first award.

We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimates when they are expected to differ or as forfeitures occur.

Earnings Per Share (EPS) — Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the period. The Company adopted ASU 2020-06 on January 1, 2022. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted EPS. Diluted EPS is calculated by dividing net income, adjusted for the effect of potentially dilutive shares, by the weighted average common shares outstanding during the period plus dilutive potential common shares which are calculated using the if-converted method. Under the if-converted method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect.

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. During 2022, 2021 and 2020, the dividends declared and paid per share of Class A and Class B common stock were the same.

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

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 added a new Topic, ASC 832, Government Assistance, to the FASB’s Codification, which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. While the adoption of this guidance does not have an impact on the Company's consolidated balance sheets or statements of operations, the guidance requires additional annual disclosures in the Company's annual financial statements. The Company is applying the amendments in ASU 2021-10 prospectively as of January 1, 2022, and has included the annual disclosures required by the ASU within our significant accounting policies, as described above, as well as within Note 14, Content Production Incentives.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income for basic earnings per share	$195,588	$177,408	$131,771
Effect of potentially dilutive shares:
Interest expense related to the Convertible Notes (1)	6,063	—	—
Net income for diluted earnings per share	$201,651	$177,408	$131,771

Weighted average basic common shares outstanding	74,459	76,324	77,564
Dilutive effect of restricted and performance stock units	664	447	492
Dilutive effect of convertible debt instruments	13,036	8,166	6,160
Dilutive effect of employee share purchase plan	4	6	3
Weighted average dilutive common shares outstanding	88,163	84,943	84,219

Earnings per share:
Basic	$2.63	$2.32	$1.70
Diluted	$2.29	$2.09	$1.56

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,330	4,641	3,762
Outstanding restricted and performance stock units	—	—	—

(1)The Company adopted ASU 2020-06 effective January 1, 2022 under the modified retrospective approach. As such, for purposes of calculating net income for diluted earnings per share, we have not made any adjustments for the years ended December 31, 2021 and 2020.

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrants transactions as described further in Note 11, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share. The adoption of ASU 2020-06, as described in Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, did not impact the accounting for the Convertible Note Hedge and Warrants (i.e., continue to remain classified in equity), as well as the treatment for diluted earnings per share calculation purposes as it relates to the Convertible Note Hedge and Warrants.

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

The dilution from the Convertible Notes had a $0.39 impact on diluted earnings per share for the year ended December 31, 2022, which was calculated using the if-converted method. The dilution from the Convertible Notes had a $0.22 and $0.13 impact on diluted

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

earnings per share for the years ended December 31, 2021 and 2020, respectively, which were calculated under the treasury stock method.

4. Revenues

See Note 2, Summary of Significant Accounting Policies – Revenue Recognition for information on our revenue recognition accounting policies.

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2022	2021	2020
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$222,017	$224,967	$192,361
Core content rights fees (2)	596,814	566,249	531,640
Advertising and sponsorships (3)	66,538	71,495	65,333
Other (4)	148,508	73,501	78,882
Total Media Segment net revenues	1,033,877	936,212	868,216
Live Events Segment:
North American ticket sales	97,907	46,301	15,206
International ticket sales	12,113	4,639	210
Advertising and sponsorships (5)	4,738	896	354
Other (6)	8,325	5,967	4,151
Total Live Events Segment net revenues	123,083	57,803	19,921
Consumer Products Segment:
Consumer product licensing	77,532	51,982	41,675
eCommerce	33,263	39,085	41,196
Venue merchandise	23,768	10,092	3,199
Total Consumer Products Segment net revenues	134,563	101,159	86,070
Total net revenues	$1,291,523	$1,095,174	$974,207

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

Remaining Performance Obligations

As of December 31, 2022, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is approximately $2,740,000, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2023 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2023 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2023 through 2028. The transaction prices related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenues balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenues (i.e. contract liabilities) as of December 31, 2022 and 2021 were $79,750 and $74,661, respectively, and are included within Deferred revenues and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the year ended December 31, 2022 of $5,089 is primarily driven by advances received in 2022, partially offset by revenue recognized in 2022 as a result of satisfying our performance obligations. Revenue recognized during the year ended December 31, 2022 and 2021 that was included in the respective deferred revenue balance at the beginning of each period was $68,756 and $60,922, respectively.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses on our Consolidated Statements of Operations. Capitalized commission fees of $525 and $625 at December 31, 2022 and 2021, respectively, relate primarily to incremental costs of obtaining our long-term content distribution arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expenses. During each of the years ended December 31, 2022, 2021 and 2020, the amount of amortization was $100, and there was no impairment in relation to the costs capitalized.

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

The following table summarizes the impairments and observable price change event adjustments recorded on our nonmarketable equity investments without readily determinable fair values for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Impairments (1)	$—	$—	$(2,715)
Observable price change upward adjustments	—	—	—
Observable price change downward adjustments	(16)	—	(29)
Total income (loss) from adjustments to nonmarketable equity investments	$(16)	$—	$(2,744)

(1)During the year ended December 31, 2020, the Company recorded an impairment charge on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value resulting from significant adverse changes in the economic and market conditions caused by COVID-19. These charges are reflected in Other income (expense), net on our Consolidated Statements of Operations.

Short-Term Investments

Our short-term investments consist of available-for-sale debt securities which are measured at fair value and consist of the following:

	December 31, 2022				December 31, 2021
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$94,287	$—	$(1,095)	$93,192	$90,278	$—	$(57)	$90,221
Corporate bonds	117,947	1	(1,435)	116,513	147,102	1	(269)	146,834
Government agency bonds	49,494	12	(724)	48,782	44,026	1	(125)	43,902
Total	$261,728	$13	$(3,254)	$258,487	$281,406	$2	$(451)	$280,957

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of December 31, 2022 and 2021, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the years ended December 31, 2022 and 2021, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss on the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

As of December 31, 2022, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 1 year
Corporate bonds	1 month - 2 years
Government agency bonds	4 months - 1 year

During the years ended December 31, 2022, 2021 and 2020, we recognized $4,157, $395 and $1,819, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net on our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2022	2021	2020
Proceeds from sale of short-term investments	$—	$27,911	$22,613
Proceeds from maturities and calls of short-term investments	$263,789	$194,149	$159,703
Purchases of short-term investments	$245,964	$374,502	$153,904
Gross realized (losses) gains on sale of short-term investments	$—	$(2)	$64

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

the investees’ capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. See Note 5, Investment Securities and Short-Term Investments, for details on impairments and observable pricing event adjustments related to our investment securities.

The Company's long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the years ended December 31, 2022, 2021 and 2020, we recorded non-cash abandonment charges of $240, $175 and $1,783, respectively, to write off the carrying value of certain assets included within property and equipment that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses on our Consolidated Statements of Operations. Apart from these charges, the Company did not record any other impairment charges on long lived property and equipment during the years ended December 31, 2022, 2021 and 2020. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the year ended December 31, 2022, the Company did not record any impairment charges related to content production assets. During the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $313 and $3,171 on content production assets based upon fair value measurements of $528, and $3,276, respectively. See Note 9, Content Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company's debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2022, the face amount of the mortgage loan approximates its fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2022, the fair value of the Company’s convertible debt was $605,494 based on external pricing data, including quoted market prices of these instruments among other factors, and was classified as a Level 2 measurement within the fair value hierarchy. As of December 31, 2021, the fair value of the debt component of the Company’s convertible debt was $210,076. The calculation as of December 31, 2021 required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time.

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2022	2021
Land, buildings and improvements	$158,806	$154,826
Equipment	166,249	148,193
Corporate aircraft	32,249	32,249
Vehicles	993	993
Projects in progress	216,710	49,660
	575,007	385,921
Less accumulated depreciation and amortization	(245,866)	(213,244)
Total	$329,141	$172,677

Depreciation expense for property and equipment totaled $35,807, $38,609 and $38,411 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company capitalizes interest during the construction period for significant long-term projects in progress. During the year ended December 31, 2022, the Company capitalized $4,051 of interest associated with its projects in progress.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of December 31, 2022, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to nine years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to seven years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and will not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company will account for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral, including interest, was $5,566 as of December 31, 2022, with $4,277 included as a component of Other non-current liabilities and $1,289 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet. The amount of this deferral, including interest, was $6,793 as of December 31, 2021, with $5,567 included as a component of Other non-current liabilities and $1,226 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

On October 26, 2021, the Company amended its Stamford headquarter lease to reduce the leased space by approximately 33,000 rentable square feet. The lease reduction will result in rental savings of approximately $31,000 over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of $3,875 to be paid through June 30, 2023. No other material changes were made to the existing lease terms. The lease amendment was accounted for as a lease modification, which resulted in upward remeasurements of the right-of-use asset and lease liability of $16,639 and $9,919, respectively. As a result, the Company recognized a gain on the partial termination of $6,720, which is included as a component of Other income (expense), net within our Statement of Operations for the year ended December 31, 2021.

Additionally, as it relates to the Company’s new global headquarter lease, upon execution of the original lease agreement and subsequent amendments, the landlord granted a tenant improvement allowance of $38,051 to reimburse the Company for the costs of preparing the new headquarter space for the Company’s initial occupancy. This tenant improvement allowance is eligible to be applied against costs related to the completion, construction and installation, as well as architectural, engineering, cabling, furniture and equipment in connection with any and all alterations to the new headquarter space necessary for the Company to conduct its business. As of December 31, 2022, the Company has received reimbursement for $34,246 of this allowance, and has a remaining allowance of $3,805, which is included as a component of Prepaid expenses and other current assets on our Consolidated Balance Sheet.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	For the year ended December 31,
	2022	2021	2020
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$18,863	$18,360	$20,172
Interest on lease liabilities	15,085	18,299	18,359
Operating lease costs	4,867	6,185	5,695
Other short-term and variable lease costs	2,234	1,805	1,678
Sublease income (1)	(35)	(69)	(16)
Total lease costs	$41,014	$44,580	$45,888

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15,086	$11,506	$1,244
Operating cash flows from operating leases	$3,912	$5,548	$4,850
Finance cash flows from finance leases	$14,051	$11,948	$10,795
Right-of-use assets obtained in exchange for new finance lease liabilities	$22	$174	$40,212
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,227	$3,457	$2,518

	As of December 31,
	2022	2021	2020
Weighted-average remaining lease term - finance leases	26.4 years	27.0 years	28.8 years
Weighted-average remaining lease term - operating leases	6.5 years	3.0 years	4.3 years
Weighted-average discount rate - finance leases	4.0%	4.0%	4.8%
Weighted-average discount rate - operating leases	3.4%	3.5%	4.3%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of December 31, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2023	$4,137	$26,328
2024	2,656	24,855
2025	2,500	21,711
2026	2,321	22,070
2027	2,218	19,512
Thereafter	5,023	519,000
Total lease payment	18,855	633,476
Less: imputed interest	(2,106)	(256,899)
Total future minimum lease payments	$16,749	$376,577

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

9. Content Production Assets, Net

See Note 2, Summary of Significant Accounting Policies – Content Production Assets, Net for information on our content production accounting policies.

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of December 31,		As of December 31,
	2022	2021	2022	2021
In release	$3,090	$3,291	$7	$139
In production	13,122	9,581	289	627
In development	10	143	—	—
Total	$16,222	$13,015	$296	$766

As of December 31, 2022, approximately 80% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of December 31, 2022, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Content production amortization expense - assets monetized individually	$28,921	$13,720	$17,676
Content production amortization expense - assets monetized as a film group	3,934	5,316	5,333
Content production impairment charges (1)	—	313	3,171
Content production development write-offs (2)	160	365	129
Total amortization and impairment of content production assets	$33,015	$19,714	$26,309

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2022	2021
Trade related	$9,816	$11,150
Staff related (1)	13,828	15,558
Management incentive compensation	31,204	30,604
Talent related	6,274	4,428
Accrued WWE Network related expenses	3,331	10,950
Accrued event and television production	11,599	9,687
Accrued legal and professional (2)	14,980	7,706
Accrued purchases of property and equipment	18,567	22,207
Accrued income taxes (3)	1,415	—
Accrued other	11,842	10,426
Total	$122,856	$122,716

(1)Staff related as of December 31, 2022 includes $2,756 of severance costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors.

(2)Accrued legal and professional as of December 31, 2022 includes $1,992 of costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Additionally, accrued legal and professional as of December 31, 2022 and 2021 include certain amounts of $9,125 and $2,200, respectively, to be paid by the Company’s controlling stockholder (see Note 16 for further information). As disclosed in the 2021 Form 10-K/A, the Company determined that certain payments that Mr. McMahon, the Company’s then-Chief Executive Officer, who initially resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest and, as of January 9, 2023 serves as Executive Chairman of the Board of Directors, agreed to make during the period of 2006 through 2022 (including amounts paid and payable in the future) were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements. As a result, the previously reported Consolidated Balance Sheet of the Company as of December 31, 2021 was revised in the 2021 Form 10-K/A to correct these immaterial accounting errors by increasing the Company’s previously reported Accounts payable and accrued expenses by $2,200.

(3)At December 31, 2021, income taxes had a refundable balance of $7,156 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

11. Convertible Debt

In December 2016 and January 2017, we issued $215,000 aggregate principal amount of 3.375% convertible senior notes (the “Convertible Notes”). The Convertible Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least March 31, 2023. As of December 31, 2022, since the Convertible Notes mature on December 15, 2023 and are convertible at the option of the holders, the Convertible Notes are reflected within current liabilities on our Consolidated Balance Sheets. As of December 31, 2022, no actual conversions have occurred to date. See Note 3, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

In accounting for the issuance of the Convertible Notes, prior to the adoption of ASU 2020-06 on January 1, 2022, we allocated the gross proceeds of the Convertible Notes between the liability and equity components under the cash conversion feature model under prior accounting rules in US GAAP (ASC 470-20). The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument without the associated convertible feature. The carrying amount of the equity component, representing the conversion option, was $36,657 and was determined by deducting the fair value of the liability component from the $215,000 par value of the Convertible Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (i.e., the debt discount) was amortized to interest expense using the effective interest method with an effective interest rate of 6.4% per annum. Upon adoption of ASU 2020-06 on January 1, 2022, we reversed the separation of the debt and equity components and accounted for the Convertible Notes wholly as debt. We also reversed the amortization of the debt discount, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. Prior to the adoption of ASU 2020-06, debt issuance costs attributable to the liability component of $5,454 was being amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component of $1,110 were netted with the $36,657 equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2022, we reversed the $1,110 of debt issuance costs attributable to the equity component and will account for the entire amount as debt issuance costs that will be amortized as interest expense using the effective interest method, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. Refer to Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06.

The Convertible Notes consisted of the following components:

	As of December 31,
	2022	2021
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount (1)	—	(11,968)
Less: Unamortized debt issuance costs (2)	(900)	(1,939)
Net carrying amount	$214,100	$201,093

Equity component (3)	$—	$35,547

(1)The debt discount associated with the Convertible Notes was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

(2)Unamortized debt issuance costs as of December 31, 2022 reflects the adoption impact from ASU 2020-06 described above.

(3)

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The equity component of the Convertible Notes, net of deferred income taxes, was derecognized upon adoption of ASU 2020-06 on January 1, 2022.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2022	2021	2020
3.375% contractual coupon	$7,256	$7,256	$7,256
Amortization of debt discount (1)	—	5,557	5,213
Amortization of debt issuance costs	939	852	803
Interest expense	$8,195	$13,665	$13,272

(1)The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. Prior year reported amounts were not revised and are presented in accordance with accounting rules prior to the adoption of ASU 2020-06.

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

12. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2022	2021
Current portion of long-term debt:
Mortgage	$449	$430
Total current portion of long-term debt	449	430

Long-term debt:
Mortgage	$20,848	$21,284
Total long-term debt	20,848	21,284

Total	$21,297	$21,714

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of December 31, 2022, the LIBOR-based rate plus margin was 5.77%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of December 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of December 31, 2022 and 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

As of December 31, 2022, the scheduled principal repayments under our mortgage obligation for the remaining term of the mortgage are as follows:

December 31, 2023	$449
December 31, 2024	470
December 31, 2025	20,378
$21,297

13. Income Taxes

For the years ended December 31, 2022, 2021 and 2020, the effective tax rate was 26.0%, 22.8% and 23.0%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$61,587	$40,389	$9,386
State and local	16,684	7,985	8,843
Foreign	19,170	7,126	23,945
Deferred taxes:
Federal	(27,021)	(2,499)	(1,391)
State and local	(1,657)	(528)	(1,445)
Foreign	30	(19)	—
Total income tax expense	$68,793	$52,454	$39,338

Within the current foreign tax provision for the years ended December 31, 2022, 2021 and 2020 is $33,797, $6,840 and $24,106, respectively, of foreign withholding taxes paid on amounts received during the corresponding tax year.

Components of income before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$263,415	$228,578	$170,668
Foreign	966	1,284	441
Total income before income taxes	$264,381	$229,862	$171,109

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 21% and that reported for financial statement purposes:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal tax	$55,520	$48,271	$35,930
State and local taxes, net of federal tax benefit	10,199	5,890	5,061
Foreign rate differential	(43)	(5)	38
Nondeductible executive compensation	6,351	3,159	2,427
Unrecognized tax benefits	12	(56)	(127)
Meals and entertainment	3	2	119
Employee Stock Purchase Plan	161	122	53
Foreign-derived intangible income (FDII)	(7,322)	(5,628)	(4,892)
Withholding tax (non-creditable)	2,525	—	—
Global intangible low-taxed income (GILTI)	216	231	175
Excess tax benefits related to the vesting of share-based compensation	(430)	524	388
Other	1,601	(56)	166
Provision for income taxes	$68,793	$52,454	$39,338

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$1,163	$1,150
Inventory	211	384
Deferred income	8,460	7,815
Stock compensation	3,107	3,323
Net operating loss carryforward	1,050	1,118
Foreign tax credits	19,170	—
Investments	1,444	121
Intangible assets	1,730	1,700
Capitalized content production costs	1,827	2,164
Accrued liabilities and reserves	1,840	1,737
Lease obligations	22,338	10,719
Federal benefit related to uncertain tax positions	19	23
Deferred tax assets, gross	62,359	30,254
Valuation allowance	(1,050)	(1,118)
Deferred tax assets, net	61,309	29,136
Deferred tax liabilities:
Property and equipment depreciation	(10,948)	(12,514)
Right-of-use assets	(3,695)	(1,778)
Investments	(1,047)	(1,744)
Deferred tax liabilities	(15,690)	(16,036)
Total deferred tax assets, net	$45,619	$13,100

The temporary differences listed above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

As of December 31, 2022 and 2021, we had $45,619 and $13,100, respectively, of deferred tax assets, net, included on our Consolidated Balance Sheets. The increase in our net deferred tax asset balance was primarily driven by increased foreign tax credit carryforwards as a result of taxes being paid or withheld in foreign jurisdictions, coupled with a reduction in tax liabilities due to receipts of tenant improvement allowances. These foreign tax credits can be carried back one year, and if not utilized will expire in 2032.

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

The Company received tax deductions from the vesting of restricted stock units and performance stock units of $9,983, $11,234 and $27,349 in 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we recognized $430 of excess tax benefits related to the Company’s share-based compensation awards at vesting. During the years ended December 31, 2021 and 2020, we recognized $524 and $388 of excess tax expenses, respectively, related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax benefits and expenses recorded are driven by the change in the Company’s stock price between the original grant date of the awards and their subsequent vesting date. The corresponding offset of these tax benefits and expenses is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheets.

As of December 31, 2022 and 2021, we had valuation allowances of $1,050 and $1,118, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign deferred tax assets on net operating losses in foreign jurisdictions where we have ceased operations. These net operating losses can be carried forward indefinitely.

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

Unrecognized Tax Benefits

For the year ended December 31, 2022, we recognized $29 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $39 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2021, we recognized $70 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $34 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 26.0% for the year ended December 31, 2022 as compared to 22.8% for the year ended December 31, 2021.

At December 31, 2022 and 2021, we had $86 and $68 of unrecognized tax benefits, respectively, which, if recognized, would affect our effective tax rate, and is classified in Other non-current liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2022	2021
Beginning Balance- January 1	$68	$130
Increase to unrecognized tax benefits recorded for positions taken during the current year	10	8
Increase to unrecognized tax benefits recorded for positions taken during a prior period	37	—
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(29)	(70)
Ending Balance- December 31	$86	$68

As of December 31, 2022 and 2021, we had $25 of accrued interest and $14 of accrued penalties, and $23 of accrued interest and $11 of accrued penalties, respectively, related to uncertain tax positions classified in Other non-current liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $29 within 12 months after December 31, 2022.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2022 and 2021, the Company settled audits with various taxing jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2017. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2017.

14. Content Production Incentives

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. These programs primarily consist of nonrefundable tax credits issued by a jurisdiction on an annual basis for qualifying expenses incurred during the year in the production of certain entertainment content created in whole or in part within the jurisdiction. See Note 2, Summary of Significant Accounting Policies – Content Production Incentives for information on our accounting policies associated with these incentives.

We recorded the following incentives during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Television production incentives (1)	$13,796	$13,845	$18,367
Feature film production incentives (2)	—	—	—
Infrastructure improvement incentives on qualifying capital projects (3)	—	4,329	—
Total	$13,796	$18,174	$18,367

(1)Tax incentives earned with respect to expenditures on qualifying television and other production activities are recorded as an offset to production expenses within Operating expenses within our Consolidated Statements of Operations.

(2)Tax incentives earned with respect to expenditures on qualifying film production activities are included as an offset to Content production assets, net within our Consolidated Balance Sheets.

(3)Tax incentives earned with respect to expenditures on qualifying capital projects are included as an offset to Property and equipment, net within our Consolidated Balance Sheets. During the year ended December 31, 2021, $3,290 of the total incentive was recorded as a reduction in property and equipment, net with the remainder recorded as a reduction to depreciation expense.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

15. Commitments and Contingencies

We have certain commitments, including various service contracts with certain vendors and various talent. Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Future minimum payments as of December 31, 2022 under the agreements described above were as follows:

Service Contracts
and Talent
Commitments
2023	$54,224
2024	26,603
2025	15,859
2026	10,645
2027	250
Thereafter	1,250
Total	$108,831

Legal Proceedings

On January 11, 2022, a complaint was filed against the Company by MLW Media LLC (“MLW”) entitled MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.) alleging that the Company supposedly interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and supposedly engaged in unfair business practices in violation of the Sherman Antitrust Act and California law. Such supposedly unfair business practices are alleged to include cutting off competitors’ access to viewers and licensing opportunities, interfering with contracts, poaching talent, eliminating price competition, and misappropriating and attempting to misappropriate confidential information of its competitors. On March 15, 2022, the Company moved to dismiss all claims asserted in the compliant and that motion is fully briefed and under consideration by the court. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

As previously disclosed, a Special Committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s then-Chief Executive Officer, Vincent K. McMahon. Mr. McMahon initially resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest and, as of January 9, 2023 serves as Executive Chairman of the Board of Directors. Although the Special Committee investigation is complete, the Company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

On January 13, 2023, two purported stockholders of the Company, Carol Casale and Chrystal Lavalle, filed a derivative complaint in the Delaware Court of Chancery entitled Carol Casale v. Vincent K. McMahon, No. 2023-0039-JTL purportedly on behalf of the Company, against Mr. McMahon.  The plaintiffs allege that Mr. McMahon breached his fiduciary duties by engaging in alleged misconduct (including the alleged misconduct investigated by the Special Committee), by purportedly failing to disclose that alleged misconduct to the Board of Directors and allegedly frustrating the Board’s investigation thereof, and by later re-appointing himself to the Board via written consent.  The plaintiffs seek damages, declaratory relief, their costs and expenses, and other unspecified relief.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

16. Related Party Transactions

Vincent K. McMahon, who, as of January 9, 2023, serves as Executive Chairman of the Board of Directors, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock (“Mr. McMahon”). Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

On June 17, 2022, the Company and its Board of Directors announced that the Special Committee was formed to investigate alleged misconduct by Mr. McMahon and another executive, who is also no longer with the Company. The findings of the Special Committee investigation identified agreements executed by Mr. McMahon which were previously unknown to the Company. On July 25, 2022, the Company announced that it had determined that certain payments that Mr. McMahon agreed to make during the period from 2006 through 2022 (including amounts paid and payable in the future totaling $14,600), were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. The Company subsequently identified two additional payments totaling $5,000, unrelated to the alleged misconduct by Mr. McMahon that led to the Special Committee investigation, that Mr. McMahon made in 2007 and 2009 that were not appropriately recorded as expenses in the Company’s Consolidated Financial Statements during the periods in which the expenses became probable and estimable. Together, these previously unrecorded expenses total $19,600 (the “Previously Unrecorded Expenses”). In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”), the Company concluded that the Previously Recorded Expenses should have been recognized by the Company as expenses in each of the periods in which they became probable and estimable. As disclosed in the Company’s 2021 Form 10-K/A and Form 10-Q/A filed August 16, 2022 for the three months ended March 31, 2022, the Company has revised its previously reported Consolidated Financial Statements to correct these immaterial accounting errors resulting from the Previously Unrecorded Expenses. All payments underlying the Previously Unrecorded Expenses were or will be paid by Mr. McMahon personally. The Special Committee investigation is complete and the Special Committee has been disbanded. Management is working with the Board of Directors to implement the recommendations of the Special Committee related to the investigation.

Subsequent to our restatement for the Previously Unrecorded Expenses, the Company was informed of certain additional claims, which have been settled by Mr. McMahon. When the amounts became probable and estimable in the fourth quarter of 2022, including consideration of events that occurred subsequent to December 31, 2022, the Company recorded an additional $7,425 of expenses. Mr. McMahon has or will make all related payments personally. During the year ended December 31, 2021, the Company recorded $3,000, the portion of the Previously Unrecorded Expenses that became probable and estimable during that period. These costs are included within General and administrative expenses on our Consolidated Statements of Operations.

During the years ended December 31, 2022, 2021 and 2020, Mr. McMahon made payments of $2,200, $1,200 and $1,200, respectively, associated with the Previously Unrecorded Expenses. These payments are considered capital contributions and are included as a component of Stock issuances and other, net on our Consolidated Statements of Stockholders’ Equity. As of December 31, 2022 and 2021, total liabilities of $11,825 and $6,600, respectively, were included on our Consolidated Balance Sheets related to the future payments owed under these agreements by Mr. McMahon.

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

During the year ended December 31, 2022, and prior to the suspension of the program during the second quarter of 2022, the Company repurchased 694,857 shares of common stock in the open market at an average price of $57.57 for an aggregate amount of $40,006. During the year ended December 31, 2021, the Company repurchased 3,251,313 shares of common stock in the open market at an average price of $50.94 for an aggregate amount of $165,630. The Company did not repurchase any shares of common stock in the open market during the year ended December 31, 2020. All share repurchases have been retired. As of December 31, 2022, $210,924 of common stock remained under the original stock repurchase program authorization.

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

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $35,689, $36,413, and $37,249 on all Class A and Class B shares for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock issuances and other, net

During the years ended December 31, 2022, 2021 and 2020, Stock issuances and other, net in our Consolidated Statements of Stockholders’ Equity include non-cash capital contributions of $2,700, $1,200 and $1,200, respectively, from our controlling stockholder. These non-cash capital contributions represent amounts paid personally by Mr. McMahon, our controlling stockholder, to certain counterparties. See Note 16, Related Parties, for additional information. Included in the amount of non-cash capital contributions for the year ended December 31, 2022 is an immaterial out-of-period correction of previously omitted non-cash capital contributions that were identified during the second quarter of 2022.

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

As of December 31, 2022, there were approximately 2.9 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs, PSUs and PSU-TSRs.

Stock-based compensation costs related to RSUs, PSUs and PSU-TSRs totaled $33,166, $17,503 and $26,737 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the RSU activity for the year ended December 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	300,003	$55.03
Granted	367,887	$55.38
Vested	(143,532)	$57.45
Forfeited	(60,247)	$53.00
Dividend equivalents	3,687	$54.54
Unvested at December 31, 2022	467,798	$54.76

	Year Ended December 31,
	2022	2021	2020
Tax benefits realized	$5,561	$6,310	$14,319
Weighted-average grant-date fair value of RSUs granted	20,373	15,061	16,106
Fair value of RSUs vested	8,245	7,101	13,434

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures was $14,777 before income taxes and is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

During the third quarter of 2022, the Compensation and Human Capital Committee approved the grant of PSUs to certain executives for an aggregate value of $18,000. These awards were granted in October 2022 and vary from the typical PSU grants in that the awards have performance conditions tied to results through September 2025. These awards will vest in 2025 and are accounted for as equity awards since the target shares were known at inception. The units associated with these awards are included in the table below.

During the third quarter of 2020, the Compensation and Human Capital Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. During the first quarter of 2022, this agreement was amended to increase the aggregate value to $22,500. The award vests in two tranches of 27%, and 73%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $16,500 has performance conditions tied to results through September 2025. The Company began expensing the second award of $16,500 concurrent with the first award beginning on the service inception date in August 2020. The Company accounted for the first award, which vested in November 2022, as an equity award since the target shares were known at inception. The second award was initially classified as a liability award until it was reclassified as an equity award in November 2022 when the number of shares was determined upon settlement of the first award. As of September 30, 2022 and December 31, 2021, the liability portion of the award was $6,928 and $2,466, respectively, which was included in Other non-current liabilities on the Consolidated Balance Sheet. Following the reclassification of the award as an equity award in November 2022, this amount is now included as a component of Additional paid-in capital on the Consolidated Balance Sheet as of December 31, 2022. The units associated with these awards are included in the table below.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the PSU activity for the year ended December 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	433,267	$50.14
Granted	1,077,784	$68.52
Achievement adjustment	(21,875)	$64.40
Vested	(172,961)	$53.76
Forfeited	(303,232)	$66.99
Dividend equivalents	2,102	$49.00
Unvested at December 31, 2022	1,015,085	$65.04

	Year Ended December 31,
	2022	2021	2020
Tax benefits realized	$4,422	$4,824	$13,030
Weighted-average grant-date fair value of PSUs granted	73,850	15,035	19,592
Fair value of PSUs vested	9,298	13,021	20,830

During the year ended December 31, 2021, we granted 304,726 PSUs, which were subject to performance conditions related to the 2021 fiscal year. During the first quarter of 2022, it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an achievement adjustment increase of 83,250 PSUs in 2022 relating to the initial 2021 PSU grant. During the year ended December 31, 2020, we granted 133,069 PSUs, which were subject to certain performance conditions tied to results through September 2022. During the fourth quarter of 2022, it was determined that the performance conditions related to these PSUs were partially met, which resulted in an achievement adjustment decrease of 105,125 PSUs in 2022 relating to the initial 2020 PSU grant.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $45,048 before income taxes, and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation and Human Capital Committee approved certain agreements to grant PSU-TSRs with a market condition where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The five distinct performance periods end in March from 2020 to 2024, with the awards from each performance period vesting in July of each year. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award is being amortized as compensation cost over the requisite service period using the graded vesting method.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the PSU-TSR activity for the year ended December 31, 2022:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	47,736	$47.28
Granted	—	$—
Achievement adjustment	10,229	$47.30
Vested	(23,912)	$47.45
Forfeited	—	$—
Dividend equivalents	45	$47.30
Unvested at December 31, 2022	34,098	$47.30

	Year Ended December 31,
	2022	2021	2020
Tax benefits realized	$—	$—	—
Weighted-average grant-date fair value of PSU-TSRs granted	—	—	—
Fair value of PSU-TSRs vested	1,135	732	830

During the first quarter of 2022, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the third performance period associated with these PSU-TSRs was met, which resulted in an achievement adjustment increase of 10,229 PSU-TSRs in 2022 relating to the initial 2018 PSU-TSR grant.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested PSU-TSRs, net of estimated forfeitures, was $308 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain dollar limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to General and administrative expenses for the difference between the fair market value and the discounted price. During 2022, 2021 and 2020, employees purchased 56,706, 59,685 and 57,020 shares of our common stock which resulted in an expense of $925, $598, and $473, respectively. As of December 31, 2022, approximately 1.3 million shares of the Company's common stock are available for issuance under the 2012 Employee Stock Purchase Plan.

19. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $3,130, $3,119 and $2,968 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2022, 2021 or 2020.

20. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker, our Chief Executive Officer, manages the business, evaluates financial results, and makes key operating decisions.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2022	2021	2020
Net revenues:
Media	$1,033,877	$936,212	$868,216
Live Events	123,083	57,803	19,921
Consumer Products	134,563	101,159	86,070
Total net revenues	$1,291,523	$1,095,174	$974,207

Depreciation and amortization:
Media	$14,766	$13,427	$15,119
Live Events	41	43	23
Consumer Products	245	178	8
Corporate	22,235	27,253	27,466
Total depreciation and amortization	$37,287	$40,901	$42,616

Adjusted OIBDA:
Media	$428,695	$390,506	$367,818
Live Events	27,163	7,652	(17,655)
Consumer Products	56,643	35,530	26,638
Corporate	(127,921)	(109,577)	(90,613)
Total Adjusted OIBDA	$384,580	$324,111	$286,188

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2022	2021	2020
Total operating income	$283,225	$256,017	$208,544
Depreciation and amortization	37,287	40,901	42,616
Stock-based compensation	34,944	19,086	27,989
Other adjustments (1)	29,124	8,107	7,039
Total Adjusted OIBDA	$384,580	$324,111	$286,188

(1)Other adjustments for the year ended December 31, 2022 include $21,699 of professional fees and severance expenses associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors, as well as $7,425 of expenses related to certain payments to be made by the Company’s controlling stockholder. Other adjustments for the year ended December 31, 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

adjustments for the year ended December 31, 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2022	2021	2020
North America	$1,000,381	$873,686	$764,938
Europe/Middle East/Africa	216,646	147,978	135,876
Asia Pacific	62,089	61,852	62,327
Latin America	12,407	11,658	11,066
Total net revenues	$1,291,523	$1,095,174	$974,207

The Company's property and equipment was almost entirely located in the United States at December 31, 2022 and 2021. During the year ended December 31, 2022, there were three customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $455,000, $205,000 and $110,000 in 2022. During the years ended December 31, 2021 and 2020, there were two customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $412,000 and $200,000 in 2021, and approximately $270,000 and $183,000 in 2020. These revenues are primarily reflected in our Media segment.

21. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At December 31, 2022, our largest receivable balance from customers was 19% of our gross accounts receivable. At December 31, 2021, our two largest receivable balances from customers were 38% and 26% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

22. Subsequent Events

On January 5, 2023, Vincent K. McMahon, our controlling stockholder, executed and delivered a written consent taking certain actions by consent without a stockholder meeting in accordance with Delaware law resulting in, among other things, the election of Mr. McMahon, Michelle D. Wilson and George A. Barrios to the Board of Directors and certain amendments to the Company’s bylaws (the “January 5th Amendments”). On January 6, 2023, the Company announced that Ignace Lahoud and Man Jit Singh resigned from the Board of Directors, effective January 6, 2023. On January 9, 2023, the Board of Directors elected Mr. McMahon as Executive Chairman of the Board of Directors. On January 10, 2023, Stephanie McMahon informed the Company that she has resigned from her role as Co-CEO and as a member of the Board of Directors. As a result of Ms. McMahon’s resignation, Nick Khan assumed the role of sole Chief Executive Officer of the Company. Mr. Khan also remains a member of the Board of Directors.

Mr. McMahon subsequently informed the Company of his view that there was substantial alignment among the Board of Directors and management concerning the decision to conduct a review of strategic alternatives amid the Company’s upcoming media rights cycle. In light of the foregoing, on January 16, 2023, Mr. McMahon, in his capacity as controlling stockholder of the Company, executed and delivered a written consent taking certain actions by consent without a stockholder meeting in accordance with Delaware law to substantially repeal the January 5th Amendments other than the provision relating to exclusive forum for certain shareholder lawsuits.

On January 6, 2023, the Company announced that its management and Board of Directors are engaged in a review of strategic alternatives to maximize value for all WWE stockholders and other stakeholders. The Company is actively working with its outside financial and legal advisors in this strategic review process. There can be no assurances given regarding the outcome or timing of the strategic alternatives review process.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2022
Allowance for credit losses	$4,841	$343	$(331)	$4,853
Home video allowance for returns	307	—	(110)	197
Allowance for WWE Network refunds and chargebacks	7	46	(48)	5
For the Year Ended December 31, 2021
Allowance for credit losses	$3,660	$1,260	$(79)	$4,841
Home video allowance for returns	350	—	(43)	307
Allowance for WWE Network refunds and chargebacks	40	158	(191)	7
For the Year Ended December 31, 2020
Allowance for credit losses	$419	$3,572	$(331)	$3,660
Home video allowance for returns	349	—	1	350
Allowance for WWE Network refunds and chargebacks	50	452	(462)	40

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products, as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.