Form 10-Q
period 2023-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2023-05-03
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

At May 1, 2022, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,402,401 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$297,551	$333,448
Operating expenses	175,584	180,685
Marketing and selling expenses	16,380	18,420
General and administrative expenses	43,492	32,227
Depreciation and amortization	8,983	9,707
Operating income	53,112	92,409
Interest expense	4,253	6,345
Other income, net	2,453	321
Income before income taxes	51,312	86,385
Provision for income taxes	14,634	20,344
Net income	$36,678	$66,041
Earnings per share: basic	$0.49	$0.88
Earnings per share: diluted	$0.43	$0.77
Weighted average common shares outstanding:
Basic	74,441	74,781
Diluted	89,258	87,575
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$36,678	$66,041
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(60)
Net unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $220 and $(525), respectively)	698	(1,663)
Reclassification adjustment for losses realized in net income from available-for-sale debt securities (net of tax benefit of $85 and $0, respectively)	268	—
Total other comprehensive income (loss)	983	(1,723)
Comprehensive income	$37,661	$64,318

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$197,656	$220,230
Short-term investments, net	267,693	258,487
Accounts receivable (net of allowance for doubtful accounts and returns of $5,322 and $5,055, respectively)	103,299	112,362
Inventory, net	3,984	2,915
Prepaid expenses and other current assets	66,675	33,154
Total current assets	639,307	627,148
Property and equipment, net	352,737	329,141
Finance lease right-of-use assets, net	296,426	296,643
Operating lease right-of-use assets, net	15,305	16,278
Content production assets, net	17,089	16,518
Investment securities	11,797	11,797
Deferred income tax assets, net	42,559	45,619
Other assets, net	11,510	12,425
Total assets	$1,386,730	$1,355,569
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$454	$449
Finance lease liabilities	11,574	11,677
Operating lease liabilities	3,272	3,604
Convertible debt	214,335	214,100
Accounts payable and accrued expenses	98,847	122,856
Deferred revenues	67,399	79,750
Total current liabilities	395,881	432,436
Long-term debt	20,733	20,848
Finance lease liabilities	365,884	364,900
Operating lease liabilities	12,583	13,145
Other non-current liabilities	4,957	6,989
Total liabilities	800,038	838,318
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 43,347,119 and 43,317,422 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	434	433
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	464,723	424,010
Accumulated other comprehensive income	1,145	162
Retained earnings	120,079	92,335
Total stockholders’ equity	586,692	517,251
Total liabilities and stockholders' equity	$1,386,730	$1,355,569

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months March 31, 2023
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2022	43,317	$433	31,099	$311	$424,010	$162	$92,335	$517,251
Net income	—	—	—	—	—	—	36,678	36,678
Other comprehensive income	—	—	—	—	—	983	—	983
Stock issuances and other, net	30	1	—	—	1,394	—	—	1,395
Controlling stockholder contributions	—	—	—	—	25,738	—	—	25,738
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(80)	—	—	(80)
Cash dividends declared	—	—	—	—	—	—	(8,934)	(8,934)
Stock-based compensation	—	—	—	—	13,661	—	—	13,661
Balance, March 31, 2023	43,347	$434	31,099	$311	$464,723	$1,145	$120,079	$586,692

	Three Months March 31, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	66,041	66,041
Other comprehensive loss	—	—	—	—	—	(1,723)	—	(1,723)
Repurchases and retirements of common stock	(525)	(5)	—	—	(4,916)	—	(25,085)	(30,006)
Stock issuances and other, net	34	—	—	—	3,439	—	—	3,439
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(32)	—	—	(32)
Cash dividends declared	—	—	—	—	—	—	(8,931)	(8,931)
Stock-based compensation	—	—	—	—	6,770	—	—	6,770
Balance, March 31, 2022	43,242	$433	31,099	$311	$401,762	$697	$(1,759)	$401,444

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$36,678	$66,041
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	2,521	9,820
Depreciation and amortization	10,743	11,980
Other amortization	2,747	3,516
Stock-based compensation	13,661	9,618
Benefit from deferred income taxes	2,842	297
Other non-cash adjustments	2,096	345
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	8,769	3,470
Inventory	(1,050)	(872)
Prepaid expenses and other assets	(30,471)	1,302
Content production assets	(3,051)	(11,714)
Accounts payable, accrued expenses and other liabilities	(20,555)	(9,278)
Deferred revenues	(12,351)	9,286
Net cash provided by operating activities	12,579	93,811
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(33,227)	(24,177)
Purchases of short-term investments	(81,210)	(111,623)
Proceeds from sales and maturities of short-term investments	73,033	47,424
Proceeds from infrastructure improvement incentives	—	4,329
Net cash used in investing activities	(41,404)	(84,047)
FINANCING ACTIVITIES:
Repayment of long-term debt	(110)	(106)
Repayment of finance leases	(3,914)	(3,435)
Dividends paid	(8,934)	(8,931)
Proceeds from tenant improvement allowances	489	2,273
Proceeds from controlling stockholder contributions	17,405	—
Taxes paid related to net settlement upon vesting of equity awards	(80)	(32)
Proceeds from issuance of stock and other	1,395	1,239
Repurchase and retirement of common stock	—	(30,006)
Net cash provided by (used in) financing activities	6,251	(38,998)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,574)	(29,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	220,230	134,828
CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,656	$105,594
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$19,665	$21,352
Controlling stockholder contributions (See Note 20)	$8,333	$2,200

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

The accompanying consolidated financial statements are unaudited. All adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

We are an integrated media and entertainment company, principally engaged in the production and distribution of unique and creative wrestling entertainment content through various channels, including content rights agreements for our flagship programs, Raw and SmackDown, and our premium over-the-top network (“WWE Network”), premium live event programming, monetization across social media outlets, live events, licensing of various WWE themed products, and the sale of merchandise at our live events. Our operations are organized around the following principal activities:

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies described in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses consist of our production costs associated with developing our content, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, as well as material and related costs associated with our consumer product merchandise sales. In addition, Operating expenses include the operating costs associated with talent development, data analytics, data engineering, business strategy and real estate and facilities functions.

Included within Operating expenses are the following:

	Three Months Ended
	March 31,
	2023	2022
Amortization and impairment of content production assets	$2,521	$9,820
Depreciation and amortization of WWE Network content delivery and technology assets	1,548	2,176
Amortization of right-of-use assets - finance leases of equipment	2,578	2,222
Depreciation on equipment used directly to support operations	212	166
Total depreciation and amortization included in operating expenses	$6,859	$14,384

Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the depreciation and amortization table noted above. These costs include production-related costs, such as lighting, pyrotechnics and staging, associated with our weekly, in-ring televised programming as well as our premium live events, which are included as a component of our Media segment operating expenses. We also incur event-related costs, such as venue rental, security and travel, associated with our premium live events as well as our televised and non-televised events, which are included as a component of our Live Events segment operating expenses. Talent-related costs primarily associated with our premium live events and televised programming are included within our Media segment, while talent-related costs associated with our non-televised events are included within our Live Events segment.

Recent Accounting Pronouncements

No recently issued accounting pronouncements materially impacted or are expected to impact our Consolidated Financial Statements.

3. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker, our Chief Executive Officer, manages the segments, evaluates financial results, and makes key operating decisions.

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

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2023	2022
Net revenues:
Media	$225,727	$278,119
Live Events	32,601	23,101
Consumer Products	39,223	32,228
Total net revenues	$297,551	$333,448

Adjusted OIBDA:
Media	$87,829	$128,217
Live Events	6,975	2,814
Consumer Products	22,216	11,873
Corporate	(32,840)	(31,170)
Total Adjusted OIBDA	$84,180	$111,734

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended
	March 31,
	2023	2022
Total operating income	$53,112	$92,409
Depreciation and amortization	8,983	9,707
Stock-based compensation	13,661	9,618
Other adjustments (1)	8,424	—
Total Adjusted OIBDA	$84,180	$111,734

(1)Other adjustments for the three months ended March 31, 2023 include $6,680 of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor (refer to Note 21, Subsequent Events, for further information), as well as $1,744 of expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted (refer to Note 20, Related Party Transactions, for further information) and other costs associated with the investigation by the Special Committee of members of the Company’s Board of Directors.

4. Revenues

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, including our weekly flagship programs as well as premium live event and original programming, (ii) subscriptions to WWE Network, (iii) advertising and sponsorship sales, (iv) live event ticket sales, (v) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, including eCommerce, and (vi) direct-to-consumer sales of merchandise at our live event venues.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2023	2022
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$51,380	$58,779
Core content rights fees (2)	153,916	139,079
Advertising and sponsorships (3)	15,637	19,767
Other (4)	4,794	60,494
Total Media Segment net revenues	225,727	278,119
Live Events Segment:
North American ticket sales	30,164	19,888
International ticket sales	—	—
Advertising and sponsorships (5)	1,012	1,145
Other (6)	1,425	2,068
Total Live Events Segment net revenues	32,601	23,101
Consumer Products Segment:
Consumer product licensing	26,741	20,006
eCommerce	3,818	7,717
Venue merchandise	8,664	4,505
Total Consumer Products Segment net revenues	39,223	32,228
Total net revenues	$297,551	$333,448

(1)Network revenues consist primarily of license fees from the global distribution of WWE Network content associated with our licensed partner agreements.

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

WWE Network subscriptions revenues for international subscribers are recorded over time during the subscription term. In addition, our consumer product licensing revenues, as well as our eCommerce revenues beginning in July 2022, are recorded over time during the licensing period. Other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

Remaining Performance Obligations

As of March 31, 2023, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is approximately $2,590,000, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2023 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements throughout the licensing periods, which range from 2023 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2023 through 2028. The transaction prices related to these future obligations do not include any amounts of variable consideration related to sales or usage-based royalties earned related to our consumer product licensing. The variability related to these

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of March 31, 2023 and December 31, 2022 was $67,399 and $79,750, respectively, and are included within Deferred revenues on our Consolidated Balance Sheets.

Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the respective deferred revenue balance at the beginning of each period was $62,856 and $50,314, respectively.

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income for basic earnings per share	$36,678	$66,041
Effect of potentially dilutive shares:
Interest expense related to the Convertible Notes	1,465	1,566
Net income for diluted earnings per share	$38,143	$67,607

Weighted average basic common shares outstanding	74,441	74,781
Dilutive effect of restricted and performance stock units	780	526
Dilutive effect of convertible debt instruments	14,037	12,266
Dilutive effect of employee share purchase plan	—	2
Weighted average dilutive common shares outstanding	89,258	87,575

Earnings per share:
Basic	$0.49	$0.88
Diluted	$0.43	$0.77

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	6,113	4,728

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

Under the if-converted method, diluted earnings per share is calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

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

The dilution from the Convertible Notes had a $0.08 and $0.13 impact on diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively.

6. Stock-based Compensation

The Company provides for the grant of stock-based awards under our 2016 Omnibus Incentive Plan. We also provide a stock purchase plan for our employees under our 2012 Employee Stock Purchase Plan. Refer to Note 18, Stock-based Compensation, within our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Stock-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Restricted stock units ("RSUs")	$4,705	$1,996
Performance stock units ("PSUs")	8,054	7,034
Performance stock units tied to relative total shareholder return ("PSU-TSRs")	68	105
Employee stock purchase plan	678	251
Board of Directors	156	232
Stock-based compensation expense	$13,661	$9,618

Restricted Stock Units

The following table summarizes the RSU activity during the three months ended March 31, 2023:

Units
Unvested at January 1, 2023	467,798
Granted	527,457
Vested	(2,402)
Forfeited	(8,099)
Dividend equivalents	1,049
Unvested at March 31, 2023	985,803

Performance Stock Units

During the first quarter of 2023, the Compensation and Human Capital Committed approved an amendment to the vesting schedules for performance stock units (“PSUs”) under the Company’s 2016 Omnibus Incentive Plan. The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically 3.5 years. For PSUs granted prior to 2023, these awards vest in equal annual installments. For PSUs granted in 2023, these awards vest in their entirety after the service requirement. For PSUs granted prior to 2023, stock compensation costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. For PSUs granted in 2023, stock compensation costs are recognized over the requisite service period using the straight-line method, net of estimated forfeitures.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU activity during the three months ended March 31, 2023:

Units
Unvested at January 1, 2023	1,015,085
Granted	207,095
Achievement adjustment (1)	64,335
Vested	—
Forfeited	(244,861)
Dividend equivalents	834
Unvested at March 31, 2023	1,042,488

(1)During the first quarter of 2023, it was determined that the performance conditions related to 2022 PSU grants were exceeded, which resulted in an achievement adjustment increase in 2023 relating to these PSU grants.

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

The following table summarizes the PSU-TSR activity during the three months ended March 31, 2023:

Units
Unvested at January 1, 2023	34,098
Granted	—
Achievement adjustment (1)	10,229
Vested	—
Forfeited	—
Dividend equivalents	—
Unvested at March 31, 2023	44,327

(1)During the first quarter of 2023, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the fourth performance period were met, which resulted in an achievement adjustment increase in 2023 relating to the initial 2018 PSU-TSR grant.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2023	2022
Land, buildings and improvements	$118,431	$158,806
Equipment and software	171,255	166,249
Corporate aircraft	32,249	32,249
Vehicles	993	993
Projects in progress (1)	244,276	216,710
	567,204	575,007
Less: accumulated depreciation and amortization	(214,467)	(245,866)
Total	$352,737	$329,141

(1)As of March 31, 2023 and December 31, 2022, our projects in progress balance included $232,563 and $200,552, respectively, of capital expenditures related to the Company’s new headquarter facility. A portion of the new headquarter facility became available for its intended use on April 18, 2023. The Company will begin to depreciate the assets associated with this portion of the new headquarter facility during the second quarter of 2023.

Depreciation expense for property and equipment totaled $8,107 and $9,316 for the three months ended March 31, 2023 and 2022, respectively.

Assets held for sale represent land, buildings and improvements less accumulated depreciation that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

As of March 31, 2023, the Company reclassified cost and accumulated depreciation of $42,176 and $39,499, respectively, related to land, building and improvements associated with our current Stamford, Connecticut headquarter property as held for sale. The net assets held for sale of $2,677 are included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets as of March 31, 2023. The effect of suspending depreciation on this property held for sale is immaterial to the Company’s results of operations. These assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of these assets within the next twelve months.

The Company capitalizes interest during the construction period for significant long-term projects in progress. During the three months ended March 31, 2023, the Company capitalized $1,981 of interest associated with its projects in progress.

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of March 31, 2023, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to nine years, some of which may also include options to extend the lease terms. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to seven years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and did not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company accounted for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and will relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $5,250 as of March 31, 2023, with $3,945 included as a component of Other non-current liabilities and $1,305 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$5,014	$4,671
Interest on lease liabilities	3,746	3,804
Operating lease costs	1,341	1,172
Other short-term and variable lease costs	555	673
Sublease income (1)	—	(26)
Total lease costs	$10,656	$10,294

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,748	$3,805
Operating cash flows from operating leases	$1,031	$1,075
Finance cash flows from finance leases	$3,914	$3,435
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,796	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$172	$8,605

	As of
	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term - finance leases	26.0 years	26.4 years
Weighted-average remaining lease term - operating leases	6.5 years	6.5 years
Weighted-average discount rate - finance leases	4.0%	4.0%
Weighted-average discount rate - operating leases	3.5%	3.4%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of March 31, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$2,934	$19,703
2024	2,733	25,894
2025	2,559	22,750
2026	2,328	23,110
2027	2,225	20,551
Thereafter	5,027	519,000
Total lease payment	17,806	631,008
Less: imputed interest	(1,951)	(253,550)
Total future minimum lease payments	$15,855	$377,458

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
In release	$2,452	$3,090	$28	$7
Completed but not released	6,418	—	—	—
In production	7,936	13,122	245	289
In development	10	10	—	—
Total	$16,816	$16,222	$273	$296

As of March 31, 2023, all of the “completed but not released” content assets that are monetized individually are estimated to be amortized over the next 12 months and approximately 80% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of March 31, 2023, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Content production amortization expense - assets monetized individually	$1,836	$8,105
Content production amortization expense - assets monetized as a film group	685	1,622
Content production impairment charges (1)	—	—
Content production development write-offs (2)	—	93
Total amortization and impairment of content production assets	$2,521	$9,820

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2023	2022
Nonmarketable equity investments without readily determinable fair values	$11,797	$11,797
Total investment securities	$11,797	$11,797

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

The Company did not record any impairment charges on these investments during the three months ended March 31, 2023 and 2022. In addition, there were no observable price change events that were completed during the three months ended March 31, 2023 and 2022.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of March 31, 2023				As of December 31, 2022
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$93,853	$—	$(592)	$93,261	$94,287	$—	$(1,095)	$93,192
Corporate bonds	108,805	32	(913)	107,924	117,947	1	(1,435)	116,513
Government agency bonds	67,004	31	(527)	66,508	49,494	12	(724)	48,782
Total	$269,662	$63	$(2,032)	$267,693	$261,728	$13	$(3,254)	$258,487

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of March 31, 2023 and 2022, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three months ended March 31, 2023 and 2022, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included within Other income, net in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of securities sold.

As of March 31, 2023, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	2 months - 2 years
Corporate bonds	1 month - 2 years
Government agency bonds	1 month - 1 year

During the three months ended March 31, 2023 and 2022, we recognized $3,201 and $263, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net on our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2023	2022
Proceeds from sales and maturities of short-term investments	$73,033	$47,424
Purchases of short-term investments	$81,210	$111,623
Gross realized (losses) gains on sale of short-term investments	$(354)	$—

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on our investment securities during the three months ended March 31, 2023 and 2022.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three months ended March 31, 2023 and 2022. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the three months ended March 31, 2023 and 2022. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2023, the face amount of the mortgage loan approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s convertible debt was $789,033 and $605,494, respectively, based on external pricing data, including quoted market prices of these instruments among other factors, and was classified as a Level 2 measurement within the fair value hierarchy.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2023	2022
Trade related	$7,075	$9,816
Staff related	13,541	13,828
Management incentive compensation	8,942	31,204
Talent related	7,752	6,274
Accrued WWE Network related expenses	3,073	3,331
Accrued event and television production	8,803	11,599
Accrued legal and professional (1)	18,379	14,980
Accrued purchases of property and equipment	19,665	18,567
Accrued income taxes	—	1,415
Accrued other (2)	11,617	11,842
Total	$98,847	$122,856

(1)Accrued legal and professional as of March 31, 2023 includes $6,500 of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor (refer to Note 21, Subsequent Events, for further information). As of March 31, 2023 and December 31, 2022, accrued legal and professional also includes $3,238 and $1,992, respectively, of costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors. Additionally, accrued legal and professional as of March 31, 2023 and December 31, 2022 include certain amounts of $4,142 and $9,125, respectively, to be paid by the Company’s controlling stockholder (refer to Note 20, Related Party Transactions, for further information).

(2)Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least June 30, 2023. As of March 31, 2023, since the Convertible Notes mature on December 15, 2023 and are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of March 31, 2023, no actual conversions have occurred to date. Refer to Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

The Convertible Notes consisted of the following components:

	As of
	March 31,	December 31,
	2023	2022
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt issuance costs	(665)	(900)
Net carrying amount	$214,335	$214,100

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	March 31,
	2023	2022
3.375% contractual coupon	$1,814	$1,814
Amortization of debt issuance costs	235	235
Interest expense	$2,049	$2,049

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2023	2022
Current portion of long-term debt:
Mortgage	$454	$449
Total current portion of long-term debt	$454	$449

Long-term debt:
Mortgage	$20,733	$20,848
Total long-term debt	$20,733	$20,848

Total	$21,187	$21,297

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of March 31, 2023, the LIBOR-based rate plus margin was 6.19%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Credit Facility.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At March 31, 2023 our largest receivable balance from an individual customer was 11% of our gross accounts receivable. At December 31, 2022, our largest receivable balance from an individual customer was 19% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

16. Income Taxes

As of March 31, 2023 and December 31, 2022, we had $42,559 and $45,619, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

As of March 31, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets associated with foreign tax credits. Accordingly, a partial valuation allowance of $1,386 has been recorded as of March 31, 2023. The Company will continue to assess the realizability of these deferred assets on a quarterly basis.

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

During the three months ended March 31, 2023, the Company recorded content production incentives of $2,479 related to qualifying television production activities. These incentives are recorded as an offset to production expenses within Operating expenses on our Consolidated Statements of Operations. We did not record any content production incentives during the three months ended March 31, 2022.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On January 11, 2022, a complaint was filed against the Company by MLW Media LLC (“MLW”), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.) alleging that the Company supposedly interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and supposedly engaged in unfair business practices in violation of the Sherman Antitrust Act and California law. Such supposedly unfair business practices are alleged to include cutting off competitors’ access to licensing opportunities, interfering with contracts, poaching talent, and eliminating price competition. On February 13, 2023, the court dismissed all MLW’s claims, allowing MLW leave to amend. On March 6, 2023, MLW filed its first amended complaint. On April 7, 2023, the Company moved to dismiss all claims asserted in the first amended complaint, and the Company anticipates that the motion will be fully briefed and under the court’s consideration by May 29, 2023. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

As previously disclosed, a Special Committee of independent members of the Company’s Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by the Company’s then-Chief Executive Officer, Vincent K. McMahon. Mr. McMahon initially resigned from all positions held with the Company on July 22, 2022 but remains a stockholder with a controlling interest and, as of January 9, 2023, serves as Executive Chairman of the Board of Directors. Although the Special Committee investigation is complete, the Company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

On January 13, 2023, two purported stockholders of the Company, Carol Casale and Chrystal Lavalle, filed a derivative complaint in the Delaware Court of Chancery entitled Carol Casale v. Vincent K. McMahon, No. 2023-0039-JTL purportedly on behalf of the Company, against Mr. McMahon.  The plaintiffs allege that Mr. McMahon breached his fiduciary duties by engaging in alleged misconduct (including the alleged misconduct investigated by the Special Committee), by purportedly failing to disclose that alleged misconduct to the Board of Directors and allegedly frustrating the Board’s investigation thereof, and by later re-appointing himself to the Board via written consent.  The plaintiffs seek damages, declaratory relief, their costs and expenses, and other unspecified relief. On March 20, 2023, Mr. McMahon and the Company responded to the complaint in this action. By stipulated order entered on May 3, 2023, this action was, among other things, consolidated with the action described below, entitled Dennis Palkon v. World Wrestling Entertainment, Inc., No. 2023-0274-JTL, and dismissed with prejudice as to the named plaintiffs only on the ground of mootness. The court will retain jurisdiction solely for purposes of adjudicating any application related to an award of attorneys’ fees and expenses for counsel for the plaintiffs.

On March 6, 2023, purported stockholder Dennis Palkon filed a derivative complaint in the Delaware Court of Chancery entitled Dennis Palkon v. World Wrestling Entertainment, Inc., No. 2023-0274-JTL, purportedly on behalf of the Company, against Mr. McMahon, Mr. Barrios, and Ms. Wilson. The plaintiff alleges that Mr. McMahon breached his fiduciary duties by engaging in misconduct (including the alleged misconduct investigated by the Special Committee) by failing to disclose that alleged misconduct to the Board of Directors and allegedly frustrating the Board’s investigation thereof, and by later re-appointing himself to the Board via written consent. The plaintiff alleges that Mr. Barrios and Ms. Wilson aided and abetted certain of Mr. McMahon’s purported breaches of fiduciary duty. The plaintiff seeks damages, declaratory relief, his costs and expenses, and other unspecified relief. By stipulated order entered on May 3, 2023, this action was, among other things, consolidated with the action described above, entitled Carol Casale v. World Wrestling Entertainment, Inc., No. 2023-0039-JTL, and dismissed with prejudice as to the named plaintiffs only on the ground of mootness. The court will retain jurisdiction solely for purposes of adjudicating any application related to an award of attorneys’ fees and expenses for counsel for the plaintiffs.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

19. Stockholders’ Equity

Stock Repurchase Program

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. The Company suspended the stock repurchase program during the second quarter of 2022 and, as a result of the Transaction Agreement (as defined below in Note 21, Subsequent Events), currently has no plans to resume the program.

The Company did not repurchase any shares of common stock in the open market during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased 524,498 shares of common stock in the open market at an average price of $57.21 for an aggregate amount of $30,006. As of March 31, 2023, $210,924 of common stock remained under the original stock repurchase program authorization.

Controlling Stockholder Contributions

During the three months ended March 31, 2023, Controlling stockholder contributions in our Consolidated Statements of Stockholders’ Equity include cash capital contributions of $17,405 from our controlling stockholder. During the three months ended

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

March 31, 2023 and 2022, Controlling stockholder contributions in our Consolidated Statements of Stockholders’ Equity also include non-cash capital contributions of $8,333 and $2,200, respectively, from our controlling stockholder. These cash and non-cash capital contributions represent amounts paid personally by Mr. McMahon, our controlling stockholder, to the Company and certain counterparties. See Note 20, Related Party Transactions, for additional information.

20. Related Party Transactions

Vincent K. McMahon, who serves as Executive Chairman of the Company’s Board of Directors, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock (“Mr. McMahon”). Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

During the three months ended March 31, 2023 and 2022, Mr. McMahon made payments of $8,333 and $2,200, respectively, associated with certain payments that Mr. McMahon agreed to make during the period of 2006 through 2022 (including amounts paid and payable in the future) to certain counterparties. These payments are considered non-cash capital contributions and are included as a component of Controlling stockholder contributions on our Consolidated Statements of Stockholders’ Equity. As of March 31, 2023 and December 31, 2022, total liabilities of $3,492 and $11,825, respectively, were included on our Consolidated Balance Sheets related to the future payments owed under these agreements by Mr. McMahon.

Additionally, during the three months ended March 31, 2023, Mr. McMahon made a payment of $17,405 to reimburse the Company for the costs that have been incurred and paid by the Company, through January 31, 2023, in connection with and/or arising from the investigation conducted by a Special Committee of the Company’s Board of Directors, related revisions to the Company’s financial statements and other matters. Mr. McMahon has agreed to review in good faith and reimburse the Company for additional costs incurred by the Company subsequent to January 31, 2023 (or that have been incurred by the Company and not yet paid as of January 31, 2023), in connection with and/or arising from the same matters.

During the three months ended March 31, 2023, the Company incurred $1,650 of expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. Other shareholder litigation remains ongoing as described in Note 18, Commitments and Contingencies.

21. Subsequent Events

On April 2, 2023, the Company entered into a Transaction Agreement (the “Transaction Agreement”), by and among the Company, Endeavor Group Holdings, Inc. (“Endeavor”), and various other WWE and Endeavor subsidiaries, pursuant to which, among other things, WWE and Endeavor agreed to combine the businesses of WWE and Zuffa Parent, LLC (“HoldCo”), a wholly-owned subsidiary of Endeavor which owns and operates the Ultimate Fighting Championship (“UFC”), which combined business will be managed by a new publicly traded company (“New PubCo”).

Upon closing, among other things, Endeavor and its subsidiaries are expected to collectively own 51% of the voting power of New PubCo and 51% of the economic interests in HoldCo, with former securityholders of WWE effectively owning 49% of economic interests in HoldCo, 49% of the voting power of New PubCo and 100% of the economic ownership of New PubCo, in each case on a fully diluted basis.

The various transactions set forth in the Transaction Agreement (the “Transactions”) are expected to close in the second half of 2023, subject to satisfaction or waiver of certain customary conditions. The consummation of the Transactions is not subject to a financing condition.

During the three months ended March 31, 2023, the Company incurred $6,680 of legal and professional fees associated with our strategic alternatives review and the Transaction Agreement.

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

Summary

On April 2, 2023, the Company entered into a Transaction Agreement (the “Transaction Agreement”), by and among the Company, Endeavor, and various other WWE and Endeavor subsidiaries, pursuant to which, among other things, WWE and Endeavor agreed to combine the businesses of WWE and Zuffa Parent, LLC (“HoldCo”), a wholly owned subsidiary of Endeavor which owns and operates the Ultimate Fighting Championship (“UFC”), which combined business will be managed by a new publicly traded company (“New PubCo”). Upon closing, among other things, Endeavor and its subsidiaries are expected to collectively own 51% of the voting power of New PubCo and 51% of the economic interests in HoldCo, with former securityholders of WWE effectively owning 49% of the economic interests in HoldCo, 49% of the voting power of New PubCo and 100% of the economic ownership of New PubCo, in each case on a fully diluted basis. The various transactions set forth in the Transaction Agreement (the “Transactions”) are expected to close in the second half of 2023, subject to satisfaction or waiver of certain customary conditions. The consummation of the Transactions is not subject to a financing condition. Additionally, please refer to Part II, Item 1A, Risk Factors, which provides a discussion of risk factors related to the Transaction Agreement and the Transactions.

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Net revenues
Media	$225.7	$278.1	(19)%
Live Events	32.6	23.1	41%
Consumer Products	39.3	32.2	22%
Total net revenues (1)	297.6	333.4	(11)%
Operating expenses
Media	135.2	142.4	(5)%
Live Events	23.6	18.7	26%
Consumer Products	16.8	19.6	(14)%
Total operating expenses (2)	175.6	180.7	(3)%
Marketing and selling expenses
Media	12.5	14.7	(15)%
Live Events	2.8	2.4	17%
Consumer Products	1.1	1.3	(15)%
Total marketing and selling expenses	16.4	18.4	(11)%
General and administrative expenses (3)	43.5	32.2	35%
Depreciation and amortization	9.0	9.7	(7)%
Operating income	53.1	92.4	(43)%
Interest expense	4.3	6.3	(32)%
Other income, net	2.5	0.3	733%
Income before income taxes	51.3	86.4	(41)%
Provision for income taxes	14.6	20.3	(28)%
Net income	$36.7	$66.1	(44)%

(1)Our consolidated net revenues decreased by $35.8 million, or 11%, in the current year quarter as compared to the prior year quarter. This decrease was driven by the timing of a large-scale international event which occurred in the prior year quarter, partially offset by $14.5 million of increased ticket and merchandise sales at our live events. The current year quarter also includes $8.1 million in incremental revenues associated with our key content distribution agreements. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses decreased by $5.1 million, or 3%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the timing of a large-scale international event. The current year quarter also includes a reduction of $7.5 million of production-related costs associated with the timing of third-party original programming as well as $4.1 million of lower variable costs driven by the transition of our digital retail platforms. These declines were partially offset by $10.5 million of higher production-related costs within our Media segment associated with the creation of the Company’s weekly, in-ring content and premium live event programming. The current year quarter also includes $5.7 million of higher stock-based compensation expenses as well as $4.5 million of higher event-related costs within our Live Events segment. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $11.3 million, or 35%, in the current year quarter as compared to the prior year quarter. The increase was primarily driven by $10.6 million of additional legal and professional fees, including $6.7 million of costs associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor, as well as $4.1 million of costs associated with the investigation by the Special Committee of independent members of the Company’s Board of Directors and expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	March 31,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$53.1	18%	$92.4	28%
Depreciation and amortization	9.0	3%	9.7	3%
Stock-based compensation	13.7	5%	9.6	3%
Other adjustments (1)	8.4	3%	—	—%
Adjusted OIBDA	$84.2	28%	$111.7	34%

(1)Other adjustments in the current year quarter include $6.7 million of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor, as well as $1.7 million of expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted and other costs associated with the investigation by the Special Committee of members of the Company’s Board of Directors.

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Adjusted OIBDA
Media	$87.8	$128.2	(32)%
Live Events	7.0	2.8	150%
Consumer Products	22.2	11.9	87%
Corporate	(32.8)	(31.2)	(5)%
Total Adjusted OIBDA	$84.2	$111.7	(25)%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$51.4	$58.7	(12)%
Core content rights fees (2)	153.9	139.1	11%
Advertising and sponsorship (3)	15.6	19.8	(21)%
Other (4)	4.8	60.5	(92)%
Total net revenues	$225.7	$278.1	(19)%

(1)Network revenues consist primarily of license fees from the global distribution of WWE Network content associated with our licensed partner agreements.

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

	Three Months Ended
	March 31,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$73.6	33%	$117.4	42%
Depreciation and amortization	4.4	2%	3.6	1%
Stock-based compensation	9.8	4%	7.2	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$87.8	39%	$128.2	46%

Media net revenues decreased by $52.4 million, or 19%, in the current year quarter as compared to the prior year quarter. This decrease was driven by the decline in other revenues within the Media segment of $55.7 million, driven primarily by the timing of a large-scale international event which occurred in the prior year quarter. Our Network revenues declined by $7.3 million, or 12%, driven primarily by the timing of our premium live events. These reductions were partially offset by an increase in our core content rights fees of $14.8 million, or 11%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, Raw and SmackDown.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the timing of a large-scale international event coupled with $10.5 million of higher production-related costs associated with the creation of the Company’s weekly and premium live event content. These declines were partially offset by $8.1 million in incremental revenues associated with our key content distribution agreements.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Net Revenues
North American ticket sales	$30.2	$19.9	52%
International ticket sales	—	—	—%
Advertising and sponsorship (1)	1.0	1.1	(9)%
Other (2)	1.4	2.1	(33)%
Total net revenues	$32.6	$23.1	41%

Operating Metrics (3)
Total live event attendance	392,700	296,800	32%
Number of North American events	50	52	(4)%
Average North American attendance	7,850	5,710	37%
Average North American ticket price (dollars)	$74.52	$67.00	11%
Number of international events	—	1	(100)%
Average international attendance	—	—	—%
Average international ticket price (dollars)	$—	$—	—%

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

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	Three Months Ended
	March 31,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$6.1	19%	$2.0	9%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.9	3%	0.8	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$7.0	21%	$2.8	12%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $9.5 million, or 41%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales increased by $10.3 million, or 52%, due to the impact of a 37% increase in average attendance coupled with an 11% in average ticket prices.

Live Events Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by the increase in ticket sales, as discussed above, partially offset by $5.3 million of increased event-related costs resulting from a change in venue mix.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Net Revenues
Consumer product licensing	$26.8	$20.0	34%
eCommerce	3.8	7.7	(51)%
Venue merchandise	8.7	4.5	93%
Total net revenues	$39.3	$32.2	22%

	Three Months Ended
	March 31,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$21.4	54%	$11.2	35%
Depreciation and amortization	0.1	0%	0.1	0%
Stock-based compensation	0.7	2%	0.6	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$22.2	56%	$11.9	37%

Consumer Products net revenues increased by $7.1 million, or 22%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by incremental consumer product licensing revenues of $6.8 million, or 34%, primarily due to the early termination of an agreement for our licensed collectibles. Venue merchandise revenues increased by $4.2 million, or 93%, resulting from the impact of a 37% increase in average attendance. These increases were partially offset by eCommerce declines of $3.9 million, or 51%, primarily driven by the impact of the July 2022 transition of our digital retail platforms.

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

	Three Months Ended
	March 31,
	2023		2022
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(48.0)	(16)%	$(38.2)	(11)%
Depreciation and amortization	4.5	2%	6.0	2%
Stock-based compensation	2.3	1%	1.0	0%
Other adjustments (1)	8.4	3%	—	—%
Adjusted OIBDA	$(32.8)	(11)%	$(31.2)	(9)%

(1)Other adjustments in the current year quarter include $6.7 million of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor, as well as $1.7 million of expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted and other costs associated with the investigation by the Special Committee of members of the Company’s Board of Directors.

Corporate Adjusted OIBDA decreased by $1.6 million, or 5%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $2.6 million of additional staff-related costs.

Depreciation and Amortization

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Depreciation and amortization	$9.0	$9.7	(7)%

Depreciation and amortization expense declined by $0.7 million, or 7%, in the current year quarter as compared to the prior year quarter. This decline was driven by the impact of prior period capital expenditures that have fully depreciated.

Interest Expense

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Interest expense	$4.3	$6.3	(32)%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage. The decrease in the current year quarter as compared to the prior year quarter was driven by the impact of capitalized interest associated with the Company’s projects in progress.

Other Income, Net

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Other income, net	$2.5	$0.3	733%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The increase in the current year quarter as compared to the prior year quarter was primarily driven by a $2.9 million increase in interest income associated with our short-term investments.

Income Taxes

	Three Months Ended
	March 31,		Increase
	2023	2022	(decrease)
Provision for income taxes	$14.6	$20.3	(28)%
Effective tax rate	29%	24%

The effective tax rate increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the establishment of a valuation allowance against the foreign tax credits generated that will not be fully utilized during 2023.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $465.3 million and $478.7 million as of March 31, 2023 and December 31, 2022, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds and government agency bonds. Our debt balance totaled $235.5 million and $235.4 million as of March 31, 2023 and December 31, 2022, respectively, and includes the carrying value of $214.3 million and $214.1 million related to our convertible senior notes due December 15, 2023 as of March 31, 2023 and December 31, 2022, respectively.

We believe that our existing cash and cash equivalents and short-term investment balances, along with cash generated from operations, will be sufficient to meet our ongoing operating requirements for at least the next twelve months, inclusive of transaction costs, dividend payments, debt service, content production activities, planned capital expenditures and for any discretionary repurchase of shares of our common stock under our share repurchase program, as described below. The Company also has available capacity of $200.0 million under its Revolving Credit Facility, as defined below.

As previously discussed, on April 2, 2023, the Company entered into a Transaction Agreement by and among the Company, Endeavor, and various other WWE and Endeavor subsidiaries, pursuant to which, among other things, WWE and Endeavor agreed to combine the businesses of WWE and UFC, which combined business will be managed by a new publicly traded company. The Company has incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions. Refer to Part II, Item 1A, Risk Factors, which provides a discussion of risk factors related to the Transactions.

The Company estimates that total capital expenditures related to the Company’s new headquarter facility, for which construction will be completed in 2023, will be approximately $290 million to $310 million in the aggregate, partially offset by tenant improvement allowances, tax credits and proceeds from the sale of other real estate assets. Excluding these items, the total net cost of the Company’s new headquarter is estimated within a range of $180 million to $190 million. The Company expects total capital expenditures will return to approximately 4% to 5% of revenues once construction of the Company’s new headquarter has been completed.

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. The Company suspended the stock repurchase program during the second quarter of 2022 and, as a result of the Transaction Agreement, currently has no plans to resume the program.

As it relates to our Convertible Notes (defined below), which pursuant to the terms are currently convertible, we believe that if note holders elect to convert their notes prior to maturity on December 15, 2023, the Company has sufficient means to settle the Convertible Notes using any combination of existing or new liquidity or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the “Convertible Notes”) due December 15, 2023. Refer to Note 13, Convertible Debt, and Note 5, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. As of March 31, 2023, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of March 31, 2023 and December 31, 2022, the amounts outstanding of the mortgage were $21.2 million and $21.3 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $12.6 million in the three months ended March 31, 2023, as compared to $93.8 million for the corresponding period in the prior year. The $81.2 million decrease in the current year period was primarily driven by working capital requirements and the timing of a large-scale international event.

In the current year period, we spent $3.1 million on content production activities, including WWE’s Most Wanted Treasures, A&E: Biography, and various programs for WWE Network, as compared to $11.7 million in the prior year period. We anticipate spending approximately $10 million to $20 million on content production activities during the remainder of the current year. We received content production incentives of $4.0 million in the current year period, as compared to $2.7 million received in the prior year period. We anticipate receiving approximately $15 million to $20 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At March 31, 2023, our largest receivable balance from customers was 11% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $41.4 million in the three months ended March 31, 2023, as compared to $84.0 million in the prior year period. During the current year period, we purchased $81.2 million of new short-term investments and received proceeds from the maturities of these investments of $73.0 million, as compared to purchases of $111.6 million and proceeds of $47.4 million in the prior year period. Capital expenditures increased by $9.1 million in the current year period, including an additional $16.5 million related to construction activity on the Company’s global headquarter space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $120 million and $140 million, with a large portion of this spend associated with the Company’s global headquarter, as previously discussed. In the prior year period, the Company received tax credits of $4.3 million relating to our infrastructure improvements in conjunction with qualified capital projects to support our increased content production efforts.

Cash Flows from Financing Activities

Cash provided by financing activities was $6.2 million for the three months ended March 31, 2023, as compared to cash used of $39.0 million in the prior year period. In the current year period, the Company received contributions of $17.4 million from our controlling stockholder to reimburse the Company for the costs that have been incurred and paid by the Company in connection with and/or arising from the investigation conducted by a Special Committee of the Company’s Board of Directors. In the prior year period, the Company paid $30.0 million for stock repurchases under its approved stock repurchase program. Additionally, the Company made dividend payments of $8.9 million and $8.9 million during the three months ended March 31, 2023 and 2022, respectively.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2022.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2022 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include, without limitations, statements relating to our outlook regarding future financial results, the impact of recent changes to management and our board of directors (the “Board”); the timing and outcome of the Company’s media and other rights negotiations including major domestic programming licenses expected to be negotiated in 2023; the pending business combination with UFC; our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting; and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. The words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” “outlook,” “target,” “goal,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from expected future results or performance expressed or implied by any forward-looking statements.

These forward-looking statements are subject to uncertainties relating to, without limitation, the impact of actions by Mr. McMahon (who has a controlling interest in the Company due to his ownership of a substantial majority of our Class B common stock and whose interests could conflict with those of our Class A common stockholders), as well as the consummation of the pending business combination with UFC in the expected timeline or at all, in each case which could have adverse financial and operational impacts.

The following additional factors, among others, could cause actual results to differ materially from those contained in forward-looking statements: diversion of management’s time and attention due to the pending business combination with UFC; the possibility that neither WWE nor Endeavor will have sufficient cash at close to distribute to shareholders of the new public company (or that the amount of cash available for distribution will be less than what the parties expected); COVID-19, which may continue to affect negatively world economies as well as our industry, business and results of operations; a rapidly evolving and highly competitive media landscape; WWE Network; computer systems, content delivery and online operations of our Company and our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; inflationary pressures and interest rate changes; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; our share repurchase program; a substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could cause our stock price to decline; and the volatility in trading prices of our Class A common stock. In addition, our dividend and share repurchases are dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions, general economic and competitive conditions and such other factors as our Board may consider relevant.

Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business and our forward-looking statements, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Form 10-Q and our other SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As a result of the material weaknesses in our internal control over financial reporting, as previously disclosed under Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

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

Remediation Plan and Status

Although the material weaknesses previously disclosed have not yet been fully remediated as of March 31, 2023, our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional initiatives may be necessary.

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

Changes in Internal Control Over Financial Reporting

Other than measures taken in response to the material weaknesses previously disclosed, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.

Risks Related to the Transactions

The announcement and pendency of the Transactions may result in disruptions to our business.

On April 2, 2023, we entered into the Transaction Agreement with Endeavor and various other WWE and Endeavor subsidiaries, pursuant to which, among other things, WWE and Endeavor agreed to combine the businesses of WWE and HoldCo, which owns and operates the UFC. The Transaction Agreement generally requires us to operate our business in the ordinary course pending consummation of the Transactions and restricts us, without Endeavor’s consent, from taking certain specified actions until the

Transactions are completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Further, in connection with the Transactions, our current and prospective employees may experience uncertainty about their future roles with us following the Transactions, which may materially adversely affect our ability to attract and retain key personnel while the Transactions are pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Transactions, and may depart prior to the consummation of the Transactions. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The Transactions further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Transactions may place a significant burden on management and internal resources. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions, and many of these fees and costs are payable regardless of whether or not the Transactions are consummated.

Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

The Transactions may not be completed within the intended timeframe, or at all, and the failure to complete the Transactions could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Transactions will be completed in the intended timeframe, or at all. The Transaction Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the affirmative vote of holders of a majority of the voting power of the Class A common stock in favor of adopting the Transaction Agreement (which was satisfied on April 2, 2023 upon the delivery of a written consent by Mr. McMahon), (ii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) obtaining other applicable regulatory approvals, (iv) the absence of any order or legal requirement that enjoins, restrains or otherwise prevents the consummation of the Transactions, (v) the effectiveness of New PubCo’s registration statement on Form S-4 and the absence of any stop order or other proceeding that suspends or otherwise threatens such effectiveness, (vi) the registration, and the authorization for listing on the NYSE, of New PubCo Class A common stock, (vii) the consummation of an internal reorganization of WWE and (viii) delivery by Endeavor to us of certain required audited financial statements of HoldCo, and the operating level of operating income reflected in such financial statements to be no less than 92.5% of the operating income reflects in unaudited financial statements of HoldCo previously provided to us. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Transactions will be completed in a timely manner or at all. Many of the conditions to completion of the Transactions are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Transactions or otherwise have an adverse effect on us.

If the Transactions are not completed within the intended timeframe or at all, we may be subject to a number of material risks. The price of our Class A common stock may decline to the extent that current market prices reflect a market assumption that the Transactions will be completed. In addition, some costs related to the Transactions must be paid whether or not the Transactions are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction, as well as the diversion of management and resources towards the Transactions, for which we will have received little or no benefit if completion of the Transactions does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees.

Stockholder litigation could prevent or delay the closing of the Transactions or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the pending Transactions. Such litigation may adversely affect our ability to complete the Transactions. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2023 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2023 to January 31, 2023	—	—	—	210,923,524
February 1, 2023 to February 28, 2023	—	—	—	210,923,524
March 1, 2023 to March 31, 2023	—	—	—	210,923,524
Total	—	$—	—	$210,923,524

(1)In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, has no pre-established termination date and may be modified, suspended or discontinued at any time. The Company suspended the stock repurchase program during the second quarter of 2022 and, as a result of the Transaction Agreement, currently has no plans to resume the program. Since the program’s inception, the Company has repurchased approximately 5.3 million shares of common stock in the open market for an aggregate amount of $289.1 million. All repurchased shares were subsequently retired.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
2.1

Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed April 3, 2023).

10.1	Reimbursement Agreement with Vincent K. McMahon, effective as of March 20, 2023 (filed herewith).
10.2*

First Amendment to the Second Amended and Restated Employment Agreement with Nick Khan, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 31, 2023).

10.3*	Employment Agreement with Vincent K. McMahon, dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 31, 2023).
10.4*	Offer Letter, dated March 11, 2022, between World Wrestling Entertainment, Inc. and Suzette Ramirez-Carr (filed herewith).
10.5*	Change in Control Letter Agreement between World Wrestling Entertainment, Inc. and Suzette Ramirez-Carr, effective as of December 27, 2022 (filed herewith).
31.1	Certification by Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 3, 2023	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
President & Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)