Form 10-Q
period 2023-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2023-08-02
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

At July 28, 2023, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 52,062,642 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$410,374	$328,135	$707,925	$661,583
Operating expenses	229,152	196,887	404,736	377,572
Marketing and selling expenses	25,233	20,080	41,613	38,500
General and administrative expenses	58,624	32,390	102,116	64,617
Depreciation and amortization	10,030	9,450	19,013	19,157
Operating income	87,335	69,328	140,447	161,737
Interest expense	4,945	4,635	9,198	10,980
Other (expense) income, net	(1,565)	(266)	888	55
Income before income taxes	80,825	64,427	132,137	150,812
Provision for income taxes	28,824	15,328	43,458	35,672
Net income	$52,001	$49,099	$88,679	$115,140
Earnings per share: basic	$0.67	$0.66	$1.16	$1.54
Earnings per share: diluted	$0.67	$0.58	$1.18	$1.35
Weighted average common shares outstanding:
Basic	77,861	74,299	76,160	74,539
Diluted	79,295	87,857	77,478	87,736
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$52,001	$49,099	$88,679	$115,140
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	(128)	(13)	(188)
Net unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $45 and $(256), and $265 and $(781), respectively)	143	(810)	841	(2,473)
Reclassification adjustment for losses realized in net income from available-for-sale debt securities (net of tax benefit of $0 and $0, and $85 and $0, respectively)	—	—	268	—
Total other comprehensive income (loss)	113	(938)	1,096	(2,661)
Comprehensive income	$52,114	$48,161	$89,775	$112,479

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$317,769	$220,230
Short-term investments, net	206,054	258,487
Accounts receivable (net of allowance for doubtful accounts and returns of $4,959 and $5,055, respectively)	161,949	112,362
Inventory, net	2,223	2,915
Prepaid expenses and other current assets	55,518	33,154
Total current assets	743,513	627,148
Property and equipment, net	372,355	329,141
Finance lease right-of-use assets, net	292,232	296,643
Operating lease right-of-use assets, net	14,213	16,278
Content production assets, net	10,884	16,518
Investment securities	12,007	11,797
Deferred income tax assets, net	38,414	45,619
Other assets, net	23,602	12,425
Total assets	$1,507,220	$1,355,569
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$459	$449
Finance lease liabilities	10,849	11,677
Operating lease liabilities	2,738	3,604
Convertible debt	4,252	214,100
Accounts payable and accrued expenses	129,337	122,856
Deferred revenues	49,312	79,750
Total current liabilities	196,947	432,436
Long-term debt	20,622	20,848
Finance lease liabilities	363,661	364,900
Operating lease liabilities	12,055	13,145
Other non-current liabilities	4,624	6,989
Total liabilities	597,909	838,318
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 51,809,054 and 43,317,422 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	518	433
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 shares issued and outstanding)	311	311
Additional paid-in capital	744,908	424,010
Accumulated other comprehensive income	1,258	162
Retained earnings	162,316	92,335
Total stockholders’ equity	909,311	517,251
Total liabilities and stockholders' equity	$1,507,220	$1,355,569

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months June 30, 2023
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, March 31, 2023	43,347	$434	31,099	$311	$464,723	$1,145	$120,079	$586,692
Net income	—	—	—	—	—	—	52,001	52,001
Other comprehensive loss	—	—	—	—	—	113	—	113
Stock issuances and other, net	3	—	—	—	—	—	—	—
Conversions of convertible debt (See Note 13)	8,459	84	—	—	213,149	—	—	213,233
Net proceeds from partial unwind of convertible note hedge and warrants (See Note 13)	—	—	—	—	49,080	—	—	49,080
Controlling stockholder contributions	—	—	—	—	1,650	—	—	1,650
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(2,985)	—	—	(2,985)
Cash dividends declared	—	—	—	—	—	—	(9,764)	(9,764)
Stock-based compensation	—	—	—	—	19,291	—	—	19,291
Balance, June 30, 2023	51,809	$518	31,099	$311	$744,908	$1,258	$162,316	$909,311

	Six Months June 30, 2023
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2022	43,317	$433	31,099	$311	$424,010	$162	$92,335	$517,251
Net income	—	—	—	—	—	—	88,679	88,679
Other comprehensive income	—	—	—	—	—	1,096	—	1,096
Stock issuances and other, net	33	1	—	—	1,394	—	—	1,395
Conversions of convertible debt (See Note 13)	8,459	84	—	—	213,149	—	—	213,233
Net proceeds from partial unwind of convertible note hedge and warrants (See Note 13)	—	—	—	—	49,080	—	—	49,080
Controlling stockholder contributions	—	—	—	—	27,388	—	—	27,388
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(3,065)	—	—	(3,065)
Cash dividends declared	—	—	—	—	—	—	(18,698)	(18,698)
Stock-based compensation	—	—	—	—	32,952	—	—	32,952
Balance, June 30, 2023	51,809	$518	31,099	$311	$744,908	$1,258	$162,316	$909,311

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months June 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, March 31, 2022	43,242	$433	31,099	$311	$401,762	$697	$(1,759)	$401,444
Net income	—	—	—	—	—	—	49,099	49,099
Other comprehensive income	—	—	—	—	—	(938)	—	(938)
Repurchase and retirement of common stock	(170)	(2)	—	—	(1,523)	—	(8,475)	(10,000)
Stock issuances and other, net	4	—	—	—	500	—	—	500
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(596)	—	—	(596)
Cash dividends declared	—	—	—	—	—	—	(8,901)	(8,901)
Stock-based compensation	—	—	—	—	10,224	—	—	10,224
Balance, June 30, 2022	43,076	$431	31,099	$311	$410,367	$(241)	$29,964	$440,832

	Six Months June 30, 2022
						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2021	43,733	$438	31,099	$311	$422,884	$2,420	$(51,393)	$374,660
Cumulative effect of adopting ASU 2020-06	—	—	—	—	(26,383)	—	17,609	(8,774)
Net income	—	—	—	—	—	—	115,140	115,140
Other comprehensive loss	—	—	—	—	—	(2,661)	—	(2,661)
Repurchases and retirements of common stock	(695)	(7)	—	—	(6,439)	—	(33,560)	(40,006)
Stock issuances and other, net	38	—	—	—	3,939	—	—	3,939
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(628)	—	—	(628)
Cash dividends declared	—	—	—	—	—	—	(17,832)	(17,832)
Stock-based compensation	—	—	—	—	16,994	—	—	16,994
Balance, June 30, 2022	43,076	$431	31,099	$311	$410,367	$(241)	$29,964	$440,832

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$88,679	$115,140
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	12,963	16,934
Depreciation and amortization	20,988	23,802
Other amortization	5,513	6,583
Stock-based compensation	32,952	20,645
Provision for (benefit from) deferred income taxes	6,947	(1,707)
Loss on induced conversions of convertible debt	5,409	—
Other non-cash adjustments	3,989	1,352
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(50,217)	(10,283)
Inventory	588	3,473
Prepaid expenses and other assets	(19,883)	1,174
Content production assets	(7,289)	(19,930)
Accounts payable, accrued expenses and other liabilities	19,392	(2,606)
Deferred revenues	(30,438)	(3,834)
Net cash provided by operating activities	89,593	150,743
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(79,144)	(71,630)
Purchases of short-term investments	(87,003)	(188,819)
Proceeds from sales and maturities of short-term investments	141,182	131,974
Purchase of investment securities	(210)	(95)
Proceeds from infrastructure improvement incentives	—	4,329
Net cash used in investing activities	(25,175)	(124,241)
FINANCING ACTIVITIES:
Repayment of long-term debt	(215)	(207)
Repayment of finance leases	(7,861)	(6,899)
Dividends paid	(18,698)	(17,832)
Net proceeds from partial unwind of convertible note hedge and warrants	49,080	—
Payments related to induced conversions of convertible debt	(5,409)	—
Proceeds from tenant improvement allowances	489	13,129
Proceeds from controlling stockholder contributions	17,405	—
Taxes paid related to net settlement upon vesting of equity awards	(3,065)	(628)
Proceeds from issuance of stock and other	1,395	1,239
Repurchase and retirement of common stock	—	(40,006)
Net cash provided by (used in) financing activities	33,121	(51,204)
NET DECREASE IN CASH AND CASH EQUIVALENTS	97,539	(24,702)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	220,230	134,828
CASH AND CASH EQUIVALENTS, END OF PERIOD	$317,769	$110,126
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$13,387	$28,210
Controlling stockholder contributions (See Note 20)	$9,983	$2,700
Convertible notes exchanged for common stock (See Note 13)	$210,739	$—

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

We are an integrated media and entertainment company, principally engaged in the production and distribution of unique and creative wrestling entertainment content through various channels, including content rights agreements for our flagship programs, Raw and SmackDown, our premium over-the-top network (“WWE Network”), premium live event programming, monetization across social media outlets, live events and the licensing of various WWE themed products. Our operations are organized around the following principal activities:

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

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales and the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms. Beginning July 2022, we launched an exclusive, multi-year partnership with Fanatics to create a new, enhanced experience for WWE fans globally, and transitioned our digital retail platform to Fanatics. In May 2023, we expanded this partnership, and transitioned the operations of our global event merchandise business to Fanatics.

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

Included within Operating expenses are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization and impairment of content production assets	$10,442	$7,114	$12,963	$16,934
Depreciation and amortization of WWE Network content delivery and technology assets	—	2,227	1,548	4,403
Amortization of right-of-use assets - finance leases of equipment	2,594	2,221	5,172	4,443
Depreciation on equipment used directly to support operations	215	214	427	380
Total depreciation and amortization included in operating expenses	$13,251	$11,776	$20,110	$26,160

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

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues:
Media	$320,297	$243,059	$546,024	$521,178
Live Events	61,961	41,007	94,562	64,108
Consumer Products	28,116	44,069	67,339	76,297
Total net revenues	$410,374	$328,135	$707,925	$661,583

Adjusted OIBDA:
Media	$126,106	$90,728	$213,935	$218,945
Live Events	34,519	13,776	41,494	16,590
Consumer Products	12,492	16,506	34,708	28,379
Corporate	(32,373)	(29,507)	(65,213)	(60,677)
Total Adjusted OIBDA	$140,744	$91,503	$224,924	$203,237

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total operating income	$87,335	$69,328	$140,447	$161,737
Depreciation and amortization	10,030	9,450	19,013	19,157
Stock-based compensation	19,291	11,027	32,952	20,645
Other adjustments (1)	24,088	1,698	32,512	1,698
Total Adjusted OIBDA	$140,744	$91,503	$224,924	$203,237

(1)Other adjustments for the three months ended June 30, 2023 include $18,772 of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor, as well as $5,316 of certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of members of the Company’s Board of Directors. Other adjustments for the six months ended June 30, 2023 include $25,452 of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor, as well as $7,060 of certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of members of the Company’s Board of Directors and expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted (refer to Note 20, Related Party Transactions, for further information). Other adjustments for the three and six months ended June 30, 2022 include certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors.

4. Revenues

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, including our weekly flagship programs as well as premium live event and original programming, (ii) subscriptions to WWE Network, (iii) advertising and sponsorship sales, (iv) live event ticket sales, (v) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, including through eCommerce platforms and live event venues, and (vi) prior to May 2023, direct-to-consumer sales of merchandise at our live event venues.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$80,121	$66,889	$131,501	$125,668
Core content rights fees (2)	154,758	148,480	308,674	287,559
Advertising and sponsorships (3)	18,890	17,972	34,527	37,739
Other (4)	66,528	9,718	71,322	70,212
Total Media Segment net revenues	320,297	243,059	546,024	521,178
Live Events Segment:
North American ticket sales	40,300	34,923	70,464	54,811
International ticket sales	6,432	2,160	6,432	2,160
Advertising and sponsorships (5)	8,805	1,613	9,817	2,758
Other (6)	6,424	2,311	7,849	4,379
Total Live Events Segment net revenues	61,961	41,007	94,562	64,108
Consumer Products Segment:
Consumer product licensing	15,695	22,634	42,436	42,640
eCommerce	4,613	12,826	8,431	20,543
Venue merchandise	7,808	8,609	16,472	13,114
Total Consumer Products Segment net revenues	28,116	44,069	67,339	76,297
Total net revenues	$410,374	$328,135	$707,925	$661,583

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

WWE Network subscriptions revenues for international subscribers are recorded over time during the subscription term. In addition, our consumer product licensing revenues, as well as our eCommerce and venue merchandise revenues (beginning in July 2022 and May 2023, respectively) are recorded over time during the licensing period. Other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

Remaining Performance Obligations

As of June 30, 2023, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is approximately $2,270,000, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2023 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements throughout the licensing periods, which range from 2023 through 2031. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2023 through 2028. The transaction prices related to these future obligations generally do not include any amounts of variable consideration related to sales or usage-based royalties earned related to consumer product licensing. The variability related to these sales

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. For transaction prices related to these future obligations that may contain material amounts of variable consideration related to quantities in a contract, we estimate the quantities each reporting period.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of June 30, 2023 and December 31, 2022 was $49,312 and $79,750, respectively, and are included within Deferred revenues on our Consolidated Balance Sheets.

Revenue recognized during the three and six months ended June 30, 2023 and 2022 that was included in the respective deferred revenue balance at the beginning of each period was $13,033 and $8,007, and $59,995 and $58,321, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income for basic earnings per share	$52,001	$49,099	$88,679	$115,140
Effect of potentially dilutive shares:
Interest expense related to the Convertible Notes	1,275	1,562	2,705	3,129
Net income for diluted earnings per share	$53,276	$50,661	$91,384	$118,269

Weighted average basic common shares outstanding (1)	77,861	74,299	76,160	74,539
Dilutive effect of restricted and performance stock units	1,011	754	906	643
Dilutive effect of convertible debt instruments (1)	420	12,800	409	12,548
Dilutive effect of employee share purchase plan	3	4	3	6
Weighted average dilutive common shares outstanding	79,295	87,857	77,478	87,736

Earnings per share:
Basic	$0.67	$0.66	$1.16	$1.54
Diluted	$0.67	$0.58	$1.18	$1.35

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge (1)	273	5,146	265	4,949

(1)The increase in basic common shares outstanding and decrease in shares associated with our convertible debt instruments are associated with the Exchanges and Conversions that occurred during the three and six months ended June 30, 2023. Refer to Note 13, Convertible Debt, for further discussion related to these transactions.

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

The dilution from the Convertible Notes had a $0.01 impact diluted earnings per share for the three and six months ended June 30, 2023. The dilution from the Convertible Notes had a $0.10 and $0.18 impact on diluted earnings per share for the three and six months ended June 30, 2022, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restricted stock units ("RSUs")	$8,595	$5,572	$13,300	$7,568
Performance stock units ("PSUs")	10,012	4,875	18,066	11,910
Performance stock units tied to relative total shareholder return ("PSU-TSRs")	69	106	137	211
Employee stock purchase plan	470	258	1,148	508
Board of Directors	145	216	301	448
Stock-based compensation expense	$19,291	$11,027	$32,952	$20,645

Restricted Stock Units

The following table summarizes the RSU activity during the six months ended June 30, 2023:

Units
Unvested at January 1, 2023	467,798
Granted	528,473
Vested	(62,436)
Forfeited	(10,370)
Dividend equivalents	2,170
Unvested at June 30, 2023	925,635

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

The following table summarizes the PSU activity during the six months ended June 30, 2023:

Units
Unvested at January 1, 2023	1,015,085
Granted	207,095
Achievement adjustment (1)	64,335
Vested	—
Forfeited	(244,861)
Dividend equivalents	1,378
Unvested at June 30, 2023	1,043,032

(1)During the first quarter of 2023, it was determined that the performance conditions related to 2022 PSU grants were exceeded, which resulted in an achievement adjustment increase in 2023 relating to these PSU grants.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

The following table summarizes the PSU-TSR activity during the six months ended June 30, 2023:

Units
Unvested at January 1, 2023	34,098
Granted	—
Achievement adjustment (1)	10,229
Vested	—
Forfeited	—
Dividend equivalents	27
Unvested at June 30, 2023	44,354

(1)During the first quarter of 2023, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the fourth performance period were met, which resulted in an achievement adjustment increase in 2023 relating to the initial 2018 PSU-TSR grant.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2023	2022
Land, buildings and improvements	$163,824	$158,806
Equipment and software	170,290	166,249
Corporate aircraft	30,915	32,249
Vehicles	993	993
Projects in progress (1)	221,133	216,710
	587,155	575,007
Less: accumulated depreciation and amortization	(214,800)	(245,866)
Total	$372,355	$329,141

(1)As of June 30, 2023 and December 31, 2022, our projects in progress balance included $206,078 and $200,552, respectively, of capital expenditures related to the Company’s headquarter facility.

Depreciation expense for property and equipment totaled $7,608 and $9,155, and $15,715 and $18,471 for the three and six months ended June 30, 2023 and 2022, respectively.

During the second quarter of 2023, the Company reclassified asset costs of $49,510 related to the Company’s headquarter facility from projects in progress to land, building and improvements. These assets began depreciation on April 18, 2023 when the assets became available for their intended use and resulted in depreciation expense of $1,090 for the three and six months ended June 30, 2023.

During the first quarter of 2023, the Company reclassified cost and accumulated depreciation of $42,176 and $39,499, respectively, related to land, building and improvements associated with our current Stamford, Connecticut headquarter property as held for sale. The net assets held for sale of $2,677 are included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets as of June 30, 2023. The effect of suspending depreciation on this property held for sale is immaterial to the Company’s results of operations. These assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of these assets within the next twelve months.

The Company capitalizes interest during the construction period for significant long-term projects in progress. During the three and six months ended June 30, 2023 and 2022, the Company capitalized $1,731 and $1,652, and $3,710 and $1,652, respectively, of interest associated with its projects in progress.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of June 30, 2023, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our global headquarter lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to nine years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to seven years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s global headquarter lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and did not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company accounted for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and will relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $4,930 as of June 30, 2023, with $3,608 included as a component of Other non-current liabilities and $1,322 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$5,031	$4,670	$10,045	$9,341
Interest on lease liabilities	3,718	3,774	7,464	7,578
Operating lease costs	1,266	1,268	2,607	2,440
Other short-term and variable lease costs	495	439	1,050	1,112
Sublease income (1)	—	(17)	—	(43)
Total lease costs	$10,510	$10,134	$21,166	$20,428

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,733	$3,774	$7,481	$7,579
Operating cash flows from operating leases	$1,160	$892	$2,191	$1,967
Finance cash flows from finance leases	$3,947	$3,464	$7,861	$6,899
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,136	$—	$5,932	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$74	$172	$8,679

	As of
	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term - finance leases	25.9 years	26.4 years
Weighted-average remaining lease term - operating leases	6.4 years	6.5 years
Weighted-average discount rate - finance leases	4.0%	4.0%
Weighted-average discount rate - operating leases	3.5%	3.4%

(1)Sublease income excludes rental income from owned properties.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Maturity of lease liabilities as of June 30, 2023 were as follows:

	Operating	Finance
	Leases	Leases
2023	$1,798	$12,290
2024	2,736	26,039
2025	2,564	22,895
2026	2,333	23,256
2027	2,231	20,622
Thereafter	5,029	520,339
Total lease payment	16,691	625,441
Less: imputed interest	(1,898)	(250,931)
Total future minimum lease payments	$14,793	$374,510

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
In release	$1,794	$3,090	$35	$7
Completed but not released	20	—	—	—
In production	8,900	13,122	125	289
In development	10	10	—	—
Total	$10,724	$16,222	$160	$296

As of June 30, 2023, all of the “completed but not released” content assets that are monetized individually are estimated to be amortized over the next 12 months and approximately 77% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of June 30, 2023, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Content production amortization expense - assets monetized individually	$9,802	$5,921	$11,638	$14,026
Content production amortization expense - assets monetized as a film group	640	1,189	1,325	2,811
Content production impairment charges (1)	—	—	—	—
Content production development write-offs (2)	—	4	—	97
Total amortization and impairment of content production assets	$10,442	$7,114	$12,963	$16,934

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2023	2022
Nonmarketable equity investments without readily determinable fair values	$12,007	$11,797
Total investment securities	$12,007	$11,797

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

The Company did not record any impairment charges on these investments during the three and six months ended June 30, 2023 and 2022. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2023 and 2022.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of June 30, 2023				As of December 31, 2022
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$67,972	$—	$(581)	$67,391	$94,287	$—	$(1,095)	$93,192
Corporate bonds	82,858	—	(706)	82,152	117,947	1	(1,435)	116,513
Government agency bonds	57,005	—	(494)	56,511	49,494	12	(724)	48,782
Total	$207,835	$—	$(1,781)	$206,054	$261,728	$13	$(3,254)	$258,487

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of June 30, 2023 and 2022, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three and six months ended June 30, 2023 and 2022, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

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

As of June 30, 2023, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 2 years
Government agency bonds	2 months - 1 year

During the three and six months ended June 30, 2023 and 2022, we recognized $3,682 and $614, and $6,883 and $876, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net on our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds from sales and maturities of short-term investments	$68,149	$84,550	$141,182	$131,974
Purchases of short-term investments	$5,793	$77,196	$87,003	$188,819
Gross realized (losses) gains on sale of short-term investments	$—	$—	$(354)	$—

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on our investment securities during the three and six months ended June 30, 2023 and 2022.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and six months ended June 30, 2023 and 2022. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the three and six months ended June 30, 2023 and 2022. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2023, the face amount of the mortgage loan approximates its fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s outstanding convertible debt was $17,470 and $605,494, respectively, based on external pricing data, including quoted market prices of these instruments among other factors, and was classified as a Level 2 measurement within the fair value hierarchy.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2023	2022
Trade related	$10,328	$9,816
Staff related	13,613	13,828
Management incentive compensation	20,673	31,204
Talent related	7,859	6,274
Accrued WWE Network related expenses	3,574	3,331
Accrued event and television production	17,326	11,599
Accrued legal and professional (1)	26,704	14,980
Accrued purchases of property and equipment	13,387	18,567
Accrued income taxes	—	1,415
Accrued other (2)	15,873	11,842
Total	$129,337	$122,856

(1)Accrued legal and professional as of June 30, 2023 includes $13,362 of legal and professional fees associated with the Company’s strategic alternatives review and recently announced Transaction Agreement with Endeavor. As of June 30, 2023 and December 31, 2022, accrued legal and professional also includes $6,077 and $1,992, respectively, of costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors. Additionally, accrued legal and professional as of June 30, 2023 and December 31, 2022 include certain amounts of $3,492 and $9,125, respectively, to be paid by the Company's controlling stockholder (refer to Note 20, Related Party Transactions, for further information).

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

On June 14, 2023, the Company notified the remaining holders of our irrevocable election to settle any conversions of the Convertible Notes on or after June 15, 2023 by delivery of the Company’s Class A common stock. As a result, the Company will deliver to converting note holders in respect of each $1 principal amounts of the Convertible Notes being converted a number of shares of the Company’s Class A common stock equal to the conversion rate in effect on the conversion date. As of June 30, 2023, the conversion rate was approximately 40.1405 shares of the Company’s Class A common stock.

In May 2023, the Company entered into privately negotiated agreements with certain holders to exchange an aggregate of 6,862,086 shares of the Company’s Class A common stock and $3,949 in cash premiums and accrued interest for $170,952 principal amount of its outstanding Convertible Notes held by such holders (the “Exchanges”). The Exchanges were accounted for as induced conversions for which we recorded a loss on induced conversions of $5,409, which was included in Other (expense) income, net on the Consolidated Statements of Operations. The loss on induced conversions represented the cash premiums paid to investors in excess of the amount of cash or common stock issuable under the original terms of the Convertible Notes, as well as accrued interest and advisor fees incurred upon execution of the Exchanges.

In addition to the Exchanges, holders have converted $39,787 aggregate principal amount of the outstanding Convertible Notes (the “Conversions”). In accordance with the original terms of the Convertible Notes, the Company delivered 1,597,068 shares of the Company’s Class A common stock associated with the Conversions during the three months ended June 30, 2023.

As of June 30, 2023, since the outstanding Convertible Notes mature on December 15, 2023 and are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The Convertible Notes consisted of the following components:

	As of
	June 30,	December 31,
	2023	2022
Debt component:
Principal	$4,261	$215,000
Less: Unamortized debt issuance costs	(9)	(900)
Net carrying amount	$4,252	$214,100

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
3.375% contractual coupon	$1,326	$1,814	$3,140	$3,628
Amortization of debt issuance costs	656	235	891	470
Interest expense	$1,982	$2,049	$4,031	$4,098

Convertible Note Hedge & Warrant Transactions

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

In connection with the Exchanges and Conversions, the Company entered into agreements with each of the bank counterparties to unwind a portion of the Note Hedge and Warrants (collectively "the Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, the Company received net cash proceeds of $49,080 for the settlement of the Note Hedge and Warrants, which resulted in a corresponding increase in Additional paid-in-capital on our Consolidated Balance Sheet as of June 30, 2023. The Unwind Agreements reduced the number of shares of our Class A common stock covered by each of the Bond Hedge and Warrants, respectively, to approximately 360,000 shares as of June 30, 2023.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2023	2022
Current portion of long-term debt:
Mortgage	$459	$449
Total current portion of long-term debt	$459	$449

Long-term debt:
Mortgage	$20,622	$20,848
Total long-term debt	$20,622	$20,848

Total	$21,081	$21,297

Revolving Credit Facility

In May 2023, the Company amended its $200,000 senior unsecured revolving credit facility (the “Revolving Credit Facility”) primarily to replace the London Interbank Offered Rate with the Secured Overnight Financing Rate (“SOFR”) as the rate to which interest payments are indexed. The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of June 30, 2023, the SOFR-based rate plus margin was 6.37%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2023, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Credit Facility.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and premium live event distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At June 30, 2023 our largest receivable balances from individual customers were 41% and 17% of our gross accounts receivable. At December 31, 2022, our largest receivable balance from an individual customer was 19% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

16. Income Taxes

As of June 30, 2023 and December 31, 2022, we had $38,414 and $45,619, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

As of June 30, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets associated with foreign tax credits. Accordingly, a partial valuation allowance of $5,427 and $6,813 has been recorded during the three and six months ended June 30, 2023. The Company will continue to assess the realizability of these deferred assets on a quarterly basis.

During the three and six months ended June 30, 2023, in connection with the Exchanges and the Unwind Agreements (as discussed above in Note 13, Convertible Debt), the Company recorded income tax expense of $5,491 primarily related to the cancellation of indebtedness taxable income that was generated by the timing of these transactions as well as the disallowed deduction associated with the loss on induced conversions that was recorded during the period.

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

During the three and six months ended June 30, 2023, the Company recorded content production incentives of $1,885 and $4,364 related to qualifying content production activities. These incentives are recorded as an offset to production expenses within Operating expenses on our Consolidated Statements of Operations. We did not record any content production incentives during the three and six months ended June 30, 2022.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On January 11, 2022, a complaint was filed against the Company by MLW Media LLC (“MLW”), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.) alleging that the Company supposedly interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and supposedly engaged in unfair business practices in violation of the Sherman Antitrust Act and California law. Such supposedly unfair business practices are alleged to include cutting off competitors’ access to licensing opportunities, interfering with contracts, poaching talent, and eliminating price competition. On February 13, 2023, the court dismissed all MLW’s claims, allowing MLW leave to amend. On March 6, 2023, MLW filed its first amended complaint. On April 7, 2023, the Company

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

moved to dismiss all claims asserted in the first amended complaint which was denied by the court on June 15, 2023. WWE’s answer to the amended complaint is due on August 14, 2023 and the court has lifted its stay on discovery. The Company believes that all claims in the lawsuit are without merit and intends to defend itself vigorously against them.

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

On January 13, 2023, two purported stockholders of the Company, Carol Casale and Chrystal Lavalle, filed a derivative complaint in the Delaware Court of Chancery entitled Carol Casale v. Vincent K. McMahon, No. 2023-0039-JTL, purportedly on behalf of the Company, against Mr. McMahon (the “Casale Action”). The plaintiffs alleged that Mr. McMahon breached his fiduciary duties by engaging in alleged misconduct (including the alleged misconduct investigated by the Special Committee), by purportedly failing to disclose that alleged misconduct to the Board of Directors and allegedly frustrating the Board’s investigation thereof, and by later re-appointing himself to the Board via written consent. The plaintiffs sought damages, declaratory relief, their costs and expenses, and other unspecified relief. On March 20, 2023, Mr. McMahon and the Company responded to the complaint in the Casale action. On March 6, 2023, another purported stockholder, Dennis Palkon, filed a derivative complaint in the Delaware Court of Chancery entitled Dennis Palkon v. World Wrestling Entertainment, Inc., No. 2023-0274-JTL, purportedly on behalf of the Company, against Mr. McMahon, Mr. Barrios, and Ms. Wilson (the “Palkon Action”). The plaintiff alleged that Mr. McMahon breached his fiduciary duties by engaging in misconduct (including the alleged misconduct investigated by the Special Committee) by failing to disclose that alleged misconduct to the Board of Directors and allegedly frustrating the Board’s investigation thereof, and by later re-appointing himself to the Board via written consent. The plaintiff alleged that Mr. Barrios and Ms. Wilson aided and abetted certain of Mr. McMahon’s purported breaches of fiduciary duty. The plaintiff sought damages, declaratory relief, his costs and expenses, and other unspecified relief. By stipulated order entered on May 3, 2023, the Casale Action and the Palkon Action were, among other things, consolidated together and dismissed with prejudice as to the named plaintiffs only on the ground of mootness. The court retained jurisdiction solely for purposes of adjudicating any application related to an award of attorneys’ fees and expenses for counsel for the plaintiffs.

Additional information with respect to this Note 18 may be found in Part II, Item 1, Legal Proceedings.

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

The Company did not repurchase any shares of common stock in the open market during the three and six months ended June 30, 2023. During the three months ended June 30, 2022, the Company repurchased 170,359 shares of common stock in the open market at an average price of $58.70 for an aggregate amount of $10,000. During the six months ended June 30, 2022, the Company repurchased 694,857 shares of common stock in the open market at an average price of $57.57 for an aggregate amount of $40,006. As of June 30, 2023, $210,924 of common stock remained under the original stock repurchase program authorization.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Controlling Stockholder Contributions

During the six months ended June 30, 2023, Controlling stockholder contributions in our Consolidated Statements of Stockholders’ Equity include cash capital contributions of $17,405 from our controlling stockholder. During the three and six months ended June 30, 2023 and 2022, Controlling stockholder contributions in our Consolidated Statements of Stockholders’ Equity also include non-cash capital contributions of $1,650 and $0, and $9,983 and $2,700, respectively, from our controlling stockholder. These cash and non-cash capital contributions represent amounts paid personally by Mr. McMahon, our controlling stockholder, to the Company and certain counterparties. See Note 20, Related Party Transactions, for additional information.

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

During the six months ended June 30, 2023 and 2022, Mr. McMahon made payments of $8,333 and $2,200, respectively, associated with certain payments that Mr. McMahon agreed to make during the period of 2006 through 2022 (including amounts paid and payable in the future) to certain counterparties. These payments are considered non-cash capital contributions and are included as a component of Controlling stockholder contributions on our Consolidated Statements of Stockholders’ Equity. As of June 30, 2023 and December 31, 2022, total liabilities of $3,492 and $11,825, respectively, were included on our Consolidated Balance Sheets related to the future payments owed under these agreements by Mr. McMahon.

Additionally, during the six months ended June 30, 2023, Mr. McMahon made a payment of $17,405 to reimburse the Company for the costs that have been incurred and paid by the Company, through January 31, 2023, in connection with and/or arising from the investigation conducted by a Special Committee of the Company’s Board of Directors, related revisions to the Company’s financial statements and other matters. Mr. McMahon has agreed to review in good faith and reimburse the Company for additional costs incurred by the Company subsequent to January 31, 2023 (or that have been incurred by the Company and not yet paid as of January 31, 2023), in connection with and/or arising from the same matters.

During the six months ended June 30, 2023, the Company incurred $2,650 of expenses paid or payable by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. Other shareholder litigation remains ongoing as described in Note 18, Commitments and Contingencies.

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

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales and the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms. Beginning July 2022, we launched an exclusive, multi-year partnership with Fanatics to create a new, enhanced experience for WWE fans globally, and transitioned our digital retail platform to Fanatics. In May 2023, we expanded this partnership, and transitioned the operations of our global event merchandise business to Fanatics.

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

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net revenues
Media	$320.3	$243.1	32%
Live Events	62.0	41.0	51%
Consumer Products	28.0	44.1	(37)%
Total net revenues (1)	410.3	328.2	25%
Operating expenses
Media	188.0	145.2	29%
Live Events	25.8	24.7	4%
Consumer Products	15.4	27.0	(43)%
Total operating expenses (2)	229.2	196.9	16%
Marketing and selling expenses
Media	20.8	15.8	32%
Live Events	3.1	3.1	—%
Consumer Products	1.3	1.2	8%
Total marketing and selling expenses	25.2	20.1	25%
General and administrative expenses (3)	58.6	32.4	81%
Depreciation and amortization	10.0	9.5	5%
Operating income	87.3	69.3	26%
Interest expense	4.9	4.7	4%
Other expense, net	(1.6)	(0.2)	700%
Income before income taxes	80.8	64.4	25%
Provision for income taxes	28.8	15.4	87%
Net income	$52.0	$49.0	6%

(1)Our consolidated net revenues increased by $82.1 million, or 25%, in the current year quarter as compared to the prior year quarter. This increase was driven by the timing of a large-scale international event as well as $19.7 million in incremental revenues associated with our key content distribution agreements. The current year quarter also includes $9.6 million of higher ticket and merchandise sales at our live events. These increases were partially offset by eCommerce declines of $8.3 million associated with the transition of our digital retail platforms and declines of $7.0 million associated with the sales of our licensed products. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $32.3 million, or 16%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $33.7 million of higher production-related costs within our Media segment associated with the timing of a large-scale international event and the creation of the Company’s weekly, in-ring content and premium live events, including WrestleMania. In the current year quarter, the Company also incurred $10.1 million of additional management incentive compensation costs primarily driven by improved stock price and business performance. These costs were partially offset by $12.1 million of lower variable costs within our Consumer Products segment, primarily driven by the transition of our digital retail platforms and lower sales of our licensed products. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $26.2 million, or 81%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $23.0 million of additional legal and professional fees, including $18.8 million of costs associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $3.6 million of additional costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$87.3	21%	$69.3	21%
Depreciation and amortization	10.0	2%	9.5	3%
Stock-based compensation	19.3	5%	11.0	3%
Other adjustments (1)	24.1	6%	1.7	1%
Adjusted OIBDA	$140.7	34%	$91.5	28%

(1)Other adjustments in the current year quarter include $18.8 million of legal and professional fees associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $5.3 million of certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors. Other adjustments in the prior year quarter included certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors.

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Adjusted OIBDA
Media	$126.1	$90.7	39%
Live Events	34.5	13.8	150%
Consumer Products	12.5	16.5	(24)%
Corporate	(32.4)	(29.5)	(10)%
Total Adjusted OIBDA	$140.7	$91.5	54%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$80.1	$67.0	20%
Core content rights fees (2)	154.8	148.5	4%
Advertising and sponsorship (3)	18.9	17.9	6%
Other (4)	66.5	9.7	586%
Total net revenues	$320.3	$243.1	32%

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

	Three Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$107.3	33%	$78.4	32%
Depreciation and amortization	4.3	1%	3.6	1%
Stock-based compensation	14.5	5%	8.7	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$126.1	39%	$90.7	37%

Media net revenues increased by $77.2 million, or 32%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the increase in other revenues within the Media segment of $56.8 million, driven primarily by the timing of a large-scale international event which occurred during the first quarter of the prior year, as well as $5.2 million of additional revenues driven by the delivery of third-party original programming. The current year quarter also includes an increase in our Network revenues of $13.1 million, or 20%, driven primarily by the timing of our premium live events, as well as an increase in our core content rights fees of $6.3 million, or 4%, driven primarily by the contractual escalations of our domestic distribution agreements for our flagship programs, RAW and SmackDown.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the timing of a large-scale international event coupled with the increase in core content rights fees and network revenues, as discussed above. These increases were partially offset by $7.3 million of higher production-related costs associated with the creation of the Company’s weekly and premium live event content, including our annual WrestleMania events.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
North American ticket sales	$40.3	$34.9	15%
International ticket sales	6.4	2.2	191%
Advertising and sponsorship (1)	8.8	1.6	450%
Other (2)	6.5	2.3	183%
Total net revenues	$62.0	$41.0	51%

Operating Metrics (3)
Total live event attendance	511,300	400,300	28%
Number of North American events	43	55	(22)%
Average North American attendance	9,870	6,800	45%
Average North American ticket price (dollars)	$93.59	$91.62	2%
Number of international events	10	4	150%
Average international attendance	8,070	6,550	23%
Average international ticket price (dollars)	$79.66	$82.41	(3)%

(1)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events, as well as commissions earned through secondary ticketing.

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	Three Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$33.1	53%	$13.2	32%
Depreciation and amortization	0.1	0%	0.1	0%
Stock-based compensation	1.3	2%	0.5	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$34.5	56%	$13.8	34%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $21.0 million, or 51%, in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales increased by $9.6 million, or 26%, due to the impact of a 41% increase in average attendance, which was primarily driven by our annual WrestleMania events. Advertising and sponsorship revenues increased by $7.2 million, primarily due to the impact of our annual WrestleMania events in the current year quarter which took place in Los Angeles, California.

Live Events Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by the increase in ticket sales and sponsorship revenues, as discussed above.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
Consumer product licensing	$15.6	$22.6	(31)%
eCommerce	4.6	12.9	(64)%
Venue merchandise	7.8	8.6	(9)%
Total net revenues	$28.0	$44.1	(37)%

	Three Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$11.1	40%	$15.9	36%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.4	5%	0.6	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$12.5	45%	$16.5	37%

Consumer Products net revenues decreased by $16.1 million, or 37%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by a decline in eCommerce revenues of $8.3 million, or 64%, primarily driven by the impact of the July 2022 transition of our digital retail platforms. Additionally, the decline in consumer product licensing revenues of $7.0 million, or 31%, was primarily due to $4.4 million of lower sales related to the Company’s licensed video games, including our franchise game WWE 2K23, as well as our licensed collectibles.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by a decline of $12.1 million in certain variable costs driven by the impact of the July 2022 transition of our digital retail platforms and lower sales associated with our consumer products, as discussed above.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Three Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(64.2)	(16)%	$(38.2)	(12)%
Depreciation and amortization	5.6	1%	5.8	2%
Stock-based compensation	2.1	1%	1.2	0%
Other adjustments (1)	24.1	6%	1.7	1%
Adjusted OIBDA	$(32.4)	(8)%	$(29.5)	(9)%

(1)Other adjustments in the current year quarter include $18.8 million of legal and professional fees associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $5.3 million of certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of members of the Company’s Board of Directors. Other adjustments in the prior year quarter included certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors.

Corporate Adjusted OIBDA decreased by $2.9 million, or 10%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $2.6 million of additional sales tax expenses related to amounts due in certain jurisdictions.

Depreciation and Amortization

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Depreciation and amortization	$10.0	$9.5	5%

Depreciation and amortization expense increased by $0.5 million in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the impact of asset costs of $49.5 million related to the Company’s headquarter facility that began depreciation on April 18, 2023 resulting in $1.1 million of incremental depreciation expense in the current year quarter, partially offset by prior period capital expenditures that have fully depreciated.

Interest Expense

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Interest expense	$4.9	$4.7	4%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage.

Other Expense, Net

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Other expense, net	$(1.6)	$(0.2)	700%

Other expense, net is generally comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The incremental expense in the current year quarter as compared to the prior year quarter was primarily driven by a loss of $5.4 million related to the induced conversions of the Convertible Notes, partially offset by $3.1 million of interest income associated with the Company’s short-term investment portfolio.

Income Taxes

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Provision for income taxes	$28.8	$15.4	87%
Effective tax rate	36%	24%

The effective tax rate increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the establishment of an additional valuation allowance against the foreign tax credits generated that will not be fully utilized during 2023, as well as the disallowance of taxable income generated by the partial unwind of the hedge associated with the Convertible Notes.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net revenues
Media	$546.0	$521.2	5%
Live Events	94.6	64.1	48%
Consumer Products	67.3	76.3	(12)%
Total net revenues (1)	707.9	661.6	7%
Operating expenses
Media	323.2	287.6	12%
Live Events	49.4	43.4	14%
Consumer Products	32.2	46.6	(31)%
Total operating expenses (2)	404.8	377.6	7%
Marketing and selling expenses
Media	33.3	30.5	9%
Live Events	5.9	5.5	7%
Consumer Products	2.4	2.5	(4)%
Total marketing and selling expenses	41.6	38.5	8%
General and administrative expenses (3)	102.1	64.6	58%
Depreciation and amortization	19.0	19.2	(1)%
Operating income	140.4	161.7	(13)%
Interest expense	9.2	11.0	(16)%
Other income, net	0.9	0.1	800%
Income before income taxes	132.1	150.8	(12)%
Provision for income taxes	43.4	35.7	22%
Net income	$88.7	$115.1	(23)%

(1)Our consolidated net revenues increased by $46.3 million, or 7%, in the current year period as compared to the prior year period. This increase was primarily driven by $27.7 million of additional revenues associated with our key content distribution agreements coupled with $23.3 million of incremental ticket and merchandise sales at our live events. These increases were partially offset by declines of $12.2 million in eCommerce revenues primarily driven by the impact of the July 2022 transition of our digital retail platforms. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $27.2 million, or 7%, in the current year period as compared to the prior year period. This increase was primarily driven by $31.6 million of higher production-related costs within our Media segment, primarily associated with the creation of the Company’s weekly, in-ring content and premium live events, including WrestleMania. In the current year period, the Company also incurred $15.8 million of additional management incentive compensation costs primarily driven by improved stock price and business performance. Additionally, we incurred $4.4 million of higher event-related costs in the current year period within our Live Events segment, primarily driven by the impact of additional events. These costs were partially offset by $16.6 million of lower variable costs within our Consumer Products segment, primarily driven by the transition of our digital retail platforms. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $37.5 million, or 58%, in the current year period as compared to the prior year period. This increase was primarily driven by $33.6 million of additional legal and professional fees, including $25.4 million of costs associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $5.4 million of additional costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors and expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Six Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$140.4	20%	$161.7	24%
Depreciation and amortization	19.0	3%	19.2	3%
Stock-based compensation	33.0	5%	20.6	3%
Other adjustments (1)	32.5	5%	1.7	0%
Adjusted OIBDA	$224.9	32%	$203.2	31%

(1)Other adjustments in the current year period include $25.4 million of legal and professional fees associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $7.1 million of certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of members of the Company’s Board of Directors and expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. Other adjustments in the prior year period included certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors.

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Adjusted OIBDA
Media	$213.9	$218.9	(2)%
Live Events	41.5	16.6	150%
Consumer Products	34.7	28.4	22%
Corporate	(65.2)	(60.7)	(7)%
Total Adjusted OIBDA	$224.9	$203.2	11%

Media

The following tables present the performance results and key drivers for our Media segment:

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$131.5	$125.7	5%
Core content rights fees (2)	308.7	287.6	7%
Advertising and sponsorship (3)	34.5	37.7	(8)%
Other (4)	71.3	70.2	2%
Total net revenues	$546.0	$521.2	5%

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

	Six Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$180.9	33%	$195.8	38%
Depreciation and amortization	8.7	2%	7.2	1%
Stock-based compensation	24.3	4%	15.9	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$213.9	39%	$218.9	42%

Media net revenues increased by $24.8 million, or 5%, in the current year period as compared to the prior year period. This increase was primarily driven by incremental core content rights fees of $21.1 million, or 7%, primarily due to the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown, as well as increases in Network revenues of $5.8 million, or 5%, primarily driven by the timing of our premium live events.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was primarily driven by the $31.6 million of higher production-related costs associated with the creation of the Company’s weekly and premium live event content. This decline was partially offset by the increased core content rights fees and Network revenues, as discussed above.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
North American ticket sales	$70.5	$54.8	29%
International ticket sales	6.4	2.2	191%
Advertising and sponsorship (1)	9.8	2.7	263%
Other (2)	7.9	4.4	80%
Total net revenues	$94.6	$64.1	48%

Operating Metrics (3)
Total live event attendance	904,000	697,100	30%
Number of North American events	93	107	(13)%
Average North American attendance	8,850	6,270	41%
Average North American ticket price (dollars)	$83.81	$80.72	4%
Number of international events	10	5	100%
Average international attendance	8,070	5,240	54%
Average international ticket price (dollars)	$79.66	$82.41	(3)%

(1)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events, as well as commissions earned through secondary ticketing.

(3)Metrics exclude the events for our developmental NXT brands that typically conduct their events in smaller venues with lower ticket prices.

	Six Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$39.2	41%	$15.2	24%
Depreciation and amortization	0.1	0%	0.1	0%
Stock-based compensation	2.2	2%	1.3	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$41.5	44%	$16.6	26%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $30.5 million, or 48%, in the current year period as compared to the prior year period. Revenues from our ticket sales increased by $19.9 million, or 35%, primarily due to the impact of a 41% increase in average attendance. Advertising and sponsorship revenues increased by $7.1 million, primarily due to the impact of our annual WrestleMania events in the current year period which took place in Los Angeles, California.

Live Events Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was driven by the increase in ticket sales and sponsorship revenues, as discussed above, partially offset by $4.4 million of increased event-related costs resulting from a change in venue mix.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Net Revenues
Consumer product licensing	$42.4	$42.6	(0)%
eCommerce	8.4	20.6	(59)%
Venue merchandise	16.5	13.1	26%
Total net revenues	$67.3	$76.3	(12)%

	Six Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$32.5	48%	$27.1	36%
Depreciation and amortization	0.1	0%	0.1	0%
Stock-based compensation	2.1	3%	1.2	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$34.7	52%	$28.4	37%

Consumer Products net revenues decreased by $9.0 million, or 12%, in the current year period as compared to the prior year period. This decrease was primarily driven by eCommerce declines of $12.2 million, or 59%, primarily driven by the impact of the July 2022 transition of our digital retail platforms. This decrease was partially offset by increases in venue merchandise revenues of $3.4 million, or 26%, resulting from the impact of a 41% increase in average attendance, including our annual WrestleMania events.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was primarily driven by a decline of $16.6 million in certain variable costs driven by the impact of the July 2022 transition of our digital retail platforms and lower sales associated with our consumer products, as discussed above.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, facilities, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Six Months Ended
	June 30,
	2023		2022
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(112.2)	(16)%	$(76.4)	(12)%
Depreciation and amortization	10.1	1%	11.8	2%
Stock-based compensation	4.4	1%	2.2	0%
Other adjustments (1)	32.5	5%	1.7	0%
Adjusted OIBDA	$(65.2)	(9)%	$(60.7)	(9)%

(1)Other adjustments in the current year period include $25.4 million of legal and professional fees associated with the Company’s strategic alternatives review and Transaction Agreement with Endeavor, as well as $7.1 million of certain costs incurred connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors and expenses paid by Mr. McMahon for plaintiffs’ attorneys’ fees in connection with a shareholder lawsuit that was mooted. Other adjustments in the prior year period included certain costs incurred in connection with and/or arising from the investigation conducted by the Special Committee of independent members of the Company’s Board of Directors.

Corporate Adjusted OIBDA decreased by $4.5 million, or 7%, in the current year period as compared to the prior year period. This decrease was primarily driven by $2.8 million of additional legal and professional costs as well as $2.1 million of sales tax expenses related to amounts due in certain jurisdictions.

Depreciation and Amortization

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Depreciation and amortization	$19.0	$19.2	(1)%

Depreciation and amortization expense decreased by $0.2 million in the current year period as compared to the prior year period. This decrease was primarily driven by prior period capital expenditures that have fully depreciated, partially offset by the impact of asset costs of $49.5 million related to the Company’s headquarter facility that began depreciation on April 18, 2023 resulting in $1.1 million of incremental depreciation expense in the current year period.

Interest Expense

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Interest expense	$9.2	$11.0	(16)%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage. The decrease in the current year period was primarily driven by $2.1 million of additional capitalized interest associated with the Company’s projects in progress.

Other Income, Net

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Other income, net	$0.9	$0.1	800%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The increase in the current year period as compared to the prior year period was primarily driven by $6.0 million of interest income associated with the Company’s short-term investment portfolio, partially offset by a loss of $5.4 million related to the induced conversions of the Convertible Notes.

Income Taxes

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Provision for income taxes	$43.4	$35.7	22%
Effective tax rate	33%	24%

The effective tax rate increased in the current year period as compared to the prior year period. This increase was primarily driven by the establishment of a valuation allowance against the foreign tax credits generated that will not be fully utilized during 2023, as well as the disallowance of taxable income generated by the partial unwind of the hedge associated with the Convertible Notes.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $523.8 million and $478.7 million as of June 30, 2023 and December 31, 2022, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds and government agency bonds. Our debt balance totaled $25.3 million and $235.4 million as of June 30, 2023 and December 31, 2022, respectively, and includes the carrying value of $4.3 million and $214.1 million related to our convertible senior notes due 2023 as of June 30, 2023 and December 31, 2022, respectively.

We believe that our existing cash and cash equivalents and short-term investment balances, along with cash generated from operations, will be sufficient to meet our ongoing operating requirements for at least the next twelve months, inclusive of transaction and other costs associated with the Transaction Agreement described below, dividend payments, debt service, content production activities, planned capital expenditures and for any discretionary repurchase of shares of our common stock under our share repurchase program, as described below. The Company also has available capacity of $200.0 million under its Revolving Credit Facility, as defined below.

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

The Company estimates that total capital expenditures related to the Company’s headquarter facility, for which construction is expected to be substantially complete in 2023, will be approximately $320 million to $340 million in the aggregate, partially offset by tenant improvement allowances, tax credits and proceeds from the sale of other real estate assets. Excluding these items, the total net cost of the Company’s headquarter facility is estimated within a range of $210 million to $220 million. The Company expects total capital expenditures will return to approximately 4% to 5% of revenues once construction of the Company’s headquarter facility has been completed.

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. The Company suspended the stock repurchases program during the second quarter of 2022 and, as a result of the Transaction Agreement, currently has no plans to resume the program.

Debt Summary and Borrowing Capacity

The Company has $4.3 million aggregate principal amount of its 3.375% convertible senior notes (the “Convertible Notes”) due December 15, 2023 outstanding as of June 30, 2023. Refer to Note 13, Convertible Debt, and Note 5, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. As of June 30, 2023, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of June 30, 2023 and December 31, 2022, the amounts outstanding of the mortgage were $21.1 million and $21.3 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $89.6 million in the six months ended June 30, 2023, as compared to $150.7 million for the corresponding period in the prior year. The $61.1 million decrease in the current year period was primarily driven by working capital requirements, including the timing of collections associated with our large-scale international events.

In the current year period, we spent $7.3 million on content production activities, including WWE’s Most Wanted Treasures, A&E: Biography, and various programs for WWE Network and other digital platforms, as compared to $19.9 million in the prior year period. We anticipate spending approximately $10 million to $15 million on content production activities during the remainder of the current year. We received content production incentives of $6.2 million in the current year period, as compared to $4.0 million received in the prior year period. We anticipate receiving approximately $15 million to $20 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At June 30, 2023, our largest receivable balances from individual customers were 41% and 17% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $25.2 million in the six months ended June 30, 2023, as compared to $124.2 million in the prior year period. During the current year period, we purchased $87.0 million of new short-term investments and received proceeds from the maturities of these investments of $141.2 million, as compared to purchases of $188.8 million and proceeds of $132.0 million in the prior year period. Capital expenditures increased by $7.5 million in the current year period, including an additional $5.8 million related to construction activity on the Company’s global headquarter facility in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $95 million and $115 million, with a large portion of this spend associated with the Company’s global headquarter facility, as previously discussed. In the prior year period, the Company received tax credits of $4.3 million relating to our infrastructure improvements in conjunction with qualified capital projects to support our increased content production efforts.

Cash Flows from Financing Activities

Cash provided by financing activities was $33.1 million for the six months ended June 30, 2023, as compared to cash used of $51.2 million in the prior year period. In the current year period, the Company received proceeds of $49.1 million associated with the partial unwind of the Company’s Note Hedge and Warrants (refer to Note 13, Convertible Debt, in the Notes to Consolidated Financial Statements for further information). Additionally, the Company received contributions of $17.4 million in the current year period from our controlling stockholder to reimburse the Company for the costs that have been incurred and paid by the Company in connection with and/or arising from the investigation conducted by a Special Committee of the Company’s Board of Directors. In the prior year period, the Company paid $40.0 million for stock repurchases under its approved stock repurchase program. The Company also received $13.1 million in the prior year period related to tenant improvements associated with construction of its global headquarter facility. Additionally, the Company made dividend payments of $18.7 million and $17.8 million during the six months ended June 30, 2023 and 2022, respectively.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains, and oral statements made from time to time by our representatives may contain, forward-looking statements pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our outlook regarding future financial results, the impact of recent changes to management and our board of directors (the "Board"); the timing and outcome of the Company's media and other rights negotiations including major domestic programming licenses before their expirations through 2024; the Company's pending business combination with UFC, our plans to remediate identified material weaknesses in our disclosure control and procedures and our internal control over financial reporting, and regulatory, investigative or enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. The words "may," "will," “could," “anticipate," "plan," "continue," "project," "intend," "estimate," "believe," “expect," “outlook," "target," "goal,'' "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to future possible events, as well as our plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from expected future results or performance expressed or implied by any forward-looking statements.

These forward-looking statements are subject to uncertainties relating to, without limitation, the consummation of the pending business combination with UFC in the expected timeline or at all; diversion of management's time and attention due to the pending business combination with UFC; the availability of sufficient cash at the close of our transaction with UFC to distribute to shareholders of the new public company in line with current expectations; possible disruptions in our content delivery and online operations and our those of our business partners; privacy norms and regulations; our need to continue to develop creative and entertaining programs and events; our need to retain and continue to recruit key performers; the possibility of a decline in the popularity of our brand of sports entertainment; possible adverse changes in the regulatory atmosphere and related private sector initiatives; the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; uncertainties associated with international markets including possible disruptions and reputational risks; our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; potential substantial liability in the event of accidents or injuries occurring during our physically demanding events; large public events as well as travel to and from such events; our expansion into new or complementary businesses, strategic investments and/or acquisitions; our accounts receivable; the construction and move to our new leased corporate and media production headquarters; litigation and other actions, investigations or proceedings; a change in the tax laws of key jurisdictions; inflationary pressures and interest rate changes; our indebtedness including our convertible notes; our potential failure to meet market expectations for our financial performance; our share repurchase program; the impact of actions by Mr. McMahon (our controlling shareholder, whose interests could conflict with those of our Class A common stockholders); the substantial number of shares are eligible for sale by the McMahons and the sale, or the perception of possible sales, of those shares could cause our stock price to decline; and the volatility in trading prices of our Class A common stock. In addition. our dividend and share repurchases are dependent on a number of factors, including among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions, general economic and competitive conditions and such other factors as our Board may consider relevant.

Forward-looking statements made by the Company speak only as of the date made and are subject to change without any obligation on the part of the Company to update or revise them. Undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to any documents filed, or to be filed, by the Company with the SEC, including, but not limited to, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections in this Form 10-Q and our other SEC filings, and the “Questions and Answers About the Transactions” and “Risk Factors” sections of our Form S-4.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As a result of the material weaknesses in our internal control over financial reporting, as previously disclosed under Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

Remediation Plan and Status

Although the material weaknesses previously disclosed have not yet been fully remediated as of June 30, 2023, our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional initiatives may be necessary.

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

Changes in Internal Control Over Financial Reporting

Other than measures taken in response to the material weaknesses previously disclosed, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed on June 17, 2022, a Special Committee of the Board of Directors was formed on June 15, 2022 to investigate allegations of misconduct by Vince McMahon. As previously disclosed, the Special Committee investigation was completed during the fourth quarter of 2022. However, related government investigations remain ongoing.

On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations.

The Company has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

Fully consistent with prior expectations, the Company and Endeavor expect their transaction to be closed in the second half of 2023.

Additional information with respect to this item may be found in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we do not believe there have been any changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion and Exchange of Certain Convertible Notes. During the second quarter of 2023, we settled conversion notices submitted by holders of Convertible Notes (as defined above in Note 13 to the Consolidated Financial Statements, Convertible Debt) by issuing to such converting holders shares of our Class A common stock as stated in the below table, at a rate of 40.1405 shares of our Class A common stock for each $1,000 principal amount of Convertible Notes converted. Such shares were issued in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Settlement Date	Principal Converted ($ in thousands)	Shares Issued
April 4, 2023	$30	1,204
April 6, 2023	1	40
April 14, 2023	29	1,164
April 18, 2023	1,250	50,175
June 21, 2023	19,738	792,293
June 21, 2023	4,000	160,562
June 23, 2023	10,039	402,970
June 29, 2023	4,700	188,660
Total	$39,787	1,597,068

On May 18, 2023, we settled the exchange of $171.0 million aggregate principal amount of Convertible Notes by issuing to such exchanging holders 6,862,086 shares of our Class A common stock, at a rate of 40.1405 shares of our Class A common stock for each $1,000 principal amount of Convertible Notes exchanged. Holders of the exchanged Convertible Notes also received $3.9 million cash in the aggregate for their exchanged Convertible Notes. Such shares were issued in reliance upon the exemption under Section 4(a)(2) of the Securities Act. Each of the recipients of the shares in the exchange was an institutional “accredited investor” within the meaning of Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act that is also a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act.

Repurchases of Common Stock. The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2023 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2023 to April 30, 2023	—	—	—	210,923,524
May 1, 2023 to May 31, 2023	—	—	—	210,923,524
June 1, 2023 to June 30, 2023	—	—	—	210,923,524
Total	—	$—	—	$210,923,524

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

Item 5. Other Information

On July 21, 2023, Mr. McMahon went on medical leave after undergoing major spinal surgery. Mr. McMahon will remain on medical leave until further notice but will remain Executive Chairman of the Company.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1*	Form of Sale Bonus Letter Agreement for certain executive officers (filed herewith).
10.6A

Amendment No. 1 to the Amended and Restated Revolving Credit Facility, dated May 9, 2023, between World Wrestling Entertainment, Inc., certain subsidiaries of World Wrestling Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders, issuing banks and agents party thereto (filed herewith).

10.15D	Fourth Lease Amendment Agreement, dated June 19, 2023, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (filed herewith).
31.1	Certification by Nick Khan pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Nick Khan and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	August 2, 2023	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
President & Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)